Form 10-K
period 1993-12-31
TRANS RESOURCES INC
filed 1994-03-24
CIK 810020

================================================================================
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

{ X }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993
                                       or
{   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-11634

                             TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                 36-2729497
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)
  9 West 57th Street, New York, NY                  10019
(Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (212) 888-3044
                              ____________________
       Securities registered pursuant to Section 12 (b) of the Act:  NONE
                              ____________________
       Securities registered pursuant to Section 12 (g) of the Act:  NONE
                              ____________________
         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and
         (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

         State the aggregate market value of the voting stock held by non-affiliates of registrant.
                          None held by non-affiliates

         Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

               Class                                       Outstanding at March 23, 1994
               -----                                       -----------------------------
Common Stock, par value $.01 per share                            3,000 shares
                                                   (Owned by TPR Investment Associates, Inc.)

                      Documents incorporated by reference.
                                      None
================================================================================
================================================================================

                               TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
                                                              PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .        13

                                                             PART II

Item 5.          Market for the Registrant's Common Equity and Related
                    Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . . . . . . . . . . .        15

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . .        18

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . .        18

                                                             PART III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . .        19

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . .        23

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . .        23

                                                             PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . .        24

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25

                                     PART I

ITEM 1.  Business

         Trans-Resources, Inc., a privately owned Delaware corporation ("the Company"), is a multinational manufacturer of specialty plant nutrients, organic chemicals, industrial chemicals and potash and distributes its products in over 80 countries. The Company is the world's largest producer of potassium nitrate, which is marketed by the Company principally under the brand names K-Power domestically and Multi-K internationally (collectively, referred to as K-Power). The Company is also the world's largest producer of propanil, the leading rice herbicide. In addition, the Company is the largest United States producer of potash. During 1993, specialty plant nutrients, organic chemicals, industrial chemicals and potash contributed approximately 45%, 12%, 26% and 17%, respectively, of the Company's total revenues. The following table sets forth the primary markets and applications for each of the Company's principal products:


Principal Products                     Primary Markets                                Applications
- ------------------                     ---------------                                ------------
SPECIALTY PLANT NUTRIENTS
- -------------------------
    K-Power                    --    Fresh fruits and vegetables,         --   Fertigation and foliar sprays
                                     flowers, cotton and tobacco               (fully soluble, readily absorbed,
    Polyfeed                         Horticulture                              no harmful residues)
    Multi-MAP                        Horticulture
    Multi-MKP                        Horticulture
    Magnisal                         Vegetables, citrus, tropical fruits
                                     and flowers
    Multicote                  --    Vegetables, turf, fruit trees and    --   Time release of nutrients (to
                                     potted plants                             optimize plant feeding and
                                                                               minimize labor requirements)

ORGANIC CHEMICALS
- -----------------
    Propanil                   --    Rice                                 --   Broad spectrum weed control
    Dichloroaniline            --    Organic chemical manufacturers       --   Intermediate propanil product
    Butoxone                   --    Peanuts                              --   Weed control
    Custom Manufacturing       --    Various industrial companies         --   Various organic synthesis

INDUSTRIAL CHEMICALS
- --------------------
    Technical Grade Potassium  --    Glass, ceramics, food, explosives,   --   Oxidation and ion exchange
      Nitrate                        metal, petrochemical and heat
                                     treatment industries
    Phosphoric Acid            --    Industrial production, food and      --   Metal treatment, industrial
                                     fertilizer industries                     cleaning and fermentation
    Sodium Tripolyphosphate    --    Soaps and detergents                 --   Cleansing ingredient
    Monoammonium Phosphate     --    Chemical manufacturers               --   Fire extinguishing powders
    Diammonium Phosphate             Chemical manufacturers                    and fire retardant formulations
    Monopotassium Phosphate    --    Food processing companies            --   Fermentation process
    Sodium Acid Pyrophosphate  --    Food processing companies            --   Baking powders and potato
                                                                               processing
    Chlorine                   --    Chemical companies                   --   Water purification, production of paper pulp
                                                                               and PVC pipe
    Nitrogen Tetroxide         --    United States Government             --   Aerospace fuel additive

POTASH
- ------
    Agricultural Grade         --    Corn, wheat, rice, soybeans          --   Fertilizer
    Industrial Grade           --    Various industrial companies         --   Intermediate production of chemicals and lubricants

         Of the Company's total revenues for the year ended December 31, 1993, approximately 37% and 36% were derived from sales in the United States and Europe, respectively, with the remainder derived from sales in many other countries.

         On February 7, 1994, the smaller of the two potassium nitrate production units of the Company's Israeli subsidiary, Haifa Chemicals Limited ("HCL"), was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company is currently reviewing various alternatives concerning the most effective and timely replacement of the damaged production unit and expects to replace the damaged unit within approximately twelve months. The Company believes that the impact of the loss of the facility, including the effect of business interruption, will be substantially covered by insurance. While the ultimate amount of the insurance recovery has not yet been determined, the Company expects that the insurance proceeds relating to the property damage will be for replacement value, which substantially exceeds the recorded carrying value of the damaged assets.

         Management is not aware of any independent, authoritative source of information about sizes, growth rates or shares for the Company's markets. The market size, market growth rate and market share estimates contained herein have been developed by the Company from internal sources and reflect the Company's current estimates. However, no assurance can be given regarding the accuracy of such estimates.

         The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries which include HCL, and HCL's wholly- owned subsidiary, Haifa Chemicals South, Ltd., an Israeli corporation; Cedar Chemical Corporation, a Delaware corporation ("Cedar"), and Cedar's wholly-owned subsidiaries, Vicksburg Chemical Company, a Delaware corporation ("Vicksburg"), and New Mexico Potash Corporation, a New Mexico corporation ("NMPC"); and Eddy Potash, Inc., a Delaware corporation ("Eddy"). The Company was incorporated in Delaware in 1971 under the name Trans-Pacific Resources, Inc. ("Trans-Pacific").

SPECIALTY PLANT NUTRIENTS

         The Company is a multinational manufacturer of a range of specialty plant nutrients, which contributed approximately $146,000,000 to the Company's revenues for the fiscal year ended December 31, 1993, of which K-Power contributed a substantial portion.

         Products and Markets. K-Power, Polyfeed (a fully soluble plant nutrient containing nitrogen, phosphate and potassium), Magnisal (magnesium nitrate), Multi-MAP (monoammonium phosphate) and Multi-MKP (monopotassium phosphate) are suitable for intensive high value crops such as fresh fruit and vegetables, flowers, cotton and tobacco, since they are fully soluble, easily absorbed and leave no harmful residues such as chloride, sodium or sulfate. Because of their solubility, these products can be used with modern drip irrigation systems, which are increasingly being employed to conserve water. The Company produces several grades of agricultural potassium nitrate, including standard and prilled. The Company is the world's largest producer of potassium nitrate.

         Worldwide demand for potassium nitrate has been growing steadily since potassium nitrate was introduced in the 1960s. The market for K-Power has enjoyed steady volume growth because it increases plant yields, improves crop quality and shortens growing cycles. As a result, potassium nitrate commands a price premium over other potassic plant nutrients such as potassium sulfate and sulfate of potash magnesia, used in combination with ammonium nitrate.

         After a multi-year research and development effort, the Company developed a technology for the coating of potassium nitrate and other specialty plant nutrients which promotes the controlled release of nutrients over time. These products increase nutrient uptake by plants while minimizing fertilizer runoff into the soil, thus satisfying growing environmental concerns, and reducing labor requirements. The Company is marketing these controlled release plant nutrients products under the Multicote brand name.

         Marketing and Sales. As part of the Company's market development and sales efforts, resident agronomists are located in the United States, Italy, France, the United Kingdom, Greece, Mexico, South Africa, Japan and the Benelux countries. The steady growth in demand for the Company's specialty plant nutrients has been supported by agronomic activities in many countries which have demonstrated the benefits of using K-Power. Horticultural and agricultural growers generally require substantial testing under their own specific climatic, soil and growing conditions before they will adopt a new plant nutrient. The Company has developed application expertise which has produced a growing number of applications and users.

         To market its specialty plant nutrients, the Company has established a worldwide network of agents and distributors and uses storage facilities in certain countries to provide prompt and responsive customer service. However, depending on the conditions prevailing in the particular market, certain large users are serviced directly and certain products are covered by product managers who have worldwide responsibility for such products. In order to further improve service to its customers in Western Europe, the Company has established subsidiaries in the United Kingdom, Belgium, Spain and Italy. A French subsidiary engaged in the fertilizer business and having its own sales and distribution network also markets the Company's specialty plant nutrients. For United States sales, the Company utilizes its own sales force and also works in selected areas through brokers.

         In general, in the United States, the Company sells K-Power to blenders who produce mixed fertilizers containing potassium nitrate, which is then sold to growers. Internationally, the Company's distributors usually sell directly to growers.

         Manufacturing. The Company believes it accounts for approximately 65% of the world's production of potassium nitrate and its current annual potassium nitrate production capacity is approximately 410,000 metric tons. This capacity has been temporarily reduced by the February 1994 fire at HCL, but is scheduled to be restored within approximately twelve months. To meet the anticipated continued growing demand of the market, the Company is expanding its production capacity by constructing a new facility (the "K3 Plant") in Israel, with capacity to produce by 1995 approximately 100,000 metric tons of potassium nitrate annually. Capacity of the K3 Plant may be expanded in subsequent years. See "Facilities and Suppliers" below.

         Competition. The Company's only significant competitor in the production and sale of potassium nitrate is Sociedad Quimica Y Minera De Chile, S.A., a Chilean company. The principal methods of competition are product quality, customer service, agronomic expertise and price.

ORGANIC CHEMICALS

         The Company's organic chemicals business has grown by building upon its capabilities in specialized areas of complex organic synthesis. Its sales have grown from approximately $20,000,000 in 1989 to approximately $38,000,000 in 1993, with sales of propanil representing approximately 70% of 1993 sales.

         Products and Markets. The Company's organic chemicals products include propanil (the leading rice herbicide, which Cedar markets principally under the Cedar label and the brand name "Wham! EZ"), dichloroanaline ("DCA," the principal raw material for the production of propanil), Butoxone (a peanut herbicide) and Diuron (a broad use herbicide used on food crops, alfalfa and cotton). The Company is also the exclusive United States distributor for Tough (a corn and peanut herbicide). The Company estimates that it currently produces approximately 95% of the propanil sold in the United States. The Company has also developed several new propanil formulations which offer various advantages in terms of ease of application and improved environmental impact in an effort to expand the propanil market.

         Although the United States is currently the largest propanil market, representing approximately 35% of the world market, the United States contains only a small proportion of the world's rice acreage. Accordingly, the Company believes there is significant potential for propanil growth internationally. The Company has established an international market development program to introduce propanil to additional markets around the world. As the largest propanil producer in the world and a low cost producer, the Company believes it is positioned to benefit from growth in the international propanil market.

         The Company also produces other organic chemicals as a contract manufacturer for various chemical companies. Through this contract manufacturing, the Company has developed certain techniques for the synthesis of complex organic chemicals which has been beneficial to it in both its contract manufacturing activities as well as its own developmental efforts for proprietary products.

         Marketing and Sales. The Company produces and sells propanil under its own brand name and supplies propanil to other agrichemical companies under long-term supply contracts. Sales by the Company of propanil and DCA under a long-term supply contract with the company that, prior to 1992, was the world's largest producer of propanil, represented approximately 17% of the Company's sales of organic chemicals in 1993.

         The Company sells propanil and its other organic chemical products through its own sales force and a network of distributors, regional dealers, cooperatives and international brokers.

         Manufacturing. The Company is a low cost producer of propanil as a result of its 1991 acquisition, relocation and upgrading of a DCA manufacturing plant.

         The Company intends to continue to expand its organic chemicals business by developing and/or distributing new products that draw upon its skills in organic chemical synthesis and/or its sales organization. In particular, the Company is pursuing new manufacturing opportunities which capitalize on its capabilities in chloronitrobenzene technology.

         Competition. In the United States market, the Company primarily competes with one other propanil supplier while in international markets the Company competes with several producers. Propanil competes with several other rice herbicides, but is currently the most commonly used rice herbicide.
Diuron and Tough compete with other products supplied by several multi-national companies. In contract manufacturing, the Company competes with various other producers and the basis of competition is generally the quality and range of production capabilities, service and price.

INDUSTRIAL CHEMICALS

         The Company's industrial chemical products include technical grade potassium nitrate, technical and food grade sodium tripolyphosphate ("STPP"), technical and food grade phosphoric acid, technical grade monoammonium phosphate and diammonium phosphate ("MAP" and "DAP"), technical and food grade monopotassium phosphate ("MKP"), food grade sodium acid pyrophosphate ("SAPP"), chlorine, nitrogen tetroxide and food grade salts. Industrial chemicals contributed approximately $84,000,000 to the Company's revenues for the fiscal year ended December 31, 1993. The Company intends to begin production of potassium carbonate by the end of 1994 at a new plant being constructed for this purpose by Vicksburg.

         Products and Markets. Technical grade potassium nitrate is used in the glass industry for making fine tableware glass, TV tubes and crystal glass; in the metal industry for heat treatment; in the ceramics industry for the glazing process; for making explosives and for the production of heat transfer salts in the petrochemical industry; and for solar energy systems.

         Phosphoric acid is used in metal treatment, industrial cleaning solutions, fermentation processes and for carbonated drinks in the food industry. STPP is used primarily in the manufacturing of detergents and specialty cleaning compounds and in the textile and ceramic clay industry; MAP and DAP are used for fire extinguishing powders and fire retardant functions; MKP is used for the fermentation process; and SAPP is an ingredient in baking powders and is used for potato processing. Chlorine is used in the pulp and paper industry and as a swimming pool disinfectant. Nitrogen tetroxide is an aerospace fuel additive. Food grade salts are used in food processing. Potassium carbonate produced at Vicksburg's new plant will be used primarily in the glass industry.

         Marketing and Sales. The Company sells its industrial chemicals through its own sales force and brokers in the United States and internationally through a worldwide network of agents and distributors. Nitrogen tetroxide is primarily sold under a long-term contract to the United States Government. The Company utilizes storage facilities in certain countries.

         Production. Many of these industrial products are co-products of the Company's potassium nitrate manufacturing process. Given its production flexibility, the Company can vary the relative proportion of the various phosphate chemicals (STPP, MAP, MKP, DAP and SAPP) to optimize its product mix in light of then prevailing market conditions.

         Competition. Certain of the Company's industrial chemicals products, such as STPP and phosphoric acid, compete in large industrial chemical markets in which the Company has a small position. Others, such as technical grade potassium nitrate, MAP, MKP and nitrogen tetroxide have relatively significant competitive positions in their respective niche markets. The nature of competition for the various industrial chemicals sold by the Company varies by product. However, in general, the principal methods of competition are product quality, customer service and price.

POTASH

         The Company is the largest United States producer of potash, producing approximately 900,000 short tons in 1993, primarily for agricultural use as fertilizer. During 1993, the Company's share of total potash production in the United States was approximately 47% and its share of total North American potash production was approximately 6%. Potash provides potassium, an essential nutrient for a wide range of crops, including wheat, soybeans and corn. The Company, through Eddy and NMPC, mines, refines and distributes potash from two mines and related refineries located in New Mexico. Potash sales in 1993, excluding intercompany sales to Vicksburg, amounted to approximately $57,000,000.

         Products and Markets. During 1993, approximately 78% of the Company's potash production was sold as fertilizer and the balance was sold for industrial uses or used by Vicksburg as a raw material in the production of potassium nitrate. The Company does not view these operations as a source of growth.

         Marketing and Sales. In the United States, the Company's sales force sells potash to blenders for fertilizer material and to industrial customers. Export sales are handled by a sales subsidiary of Potash Corporation of Saskatchewan. During 1993, the Company sold approximately 77% of its potash production domestically and 23% internationally.

         Although average selling prices for potash in the United States have declined over the last year, they continue to be above the 1987 price levels, at least in part as a result of the United States Government's preliminary findings in a Canadian potash antidumping investigation and the subsequent Canadian potash antidumping agreement. If such agreement is terminated or violated by the Canadian producers, then depending on the actions taken by the United States Government, the production and pricing decisions of Canadian producers, and other market factors, it is possible that the current price levels for potash could decline substantially, which would adversely affect the Company's results of operations. See Item 3 - "Legal Proceedings" below.

         Production. The Company's potash is mined from approximately 89,000 acres which are under long-term lease, principally from the United States Government and the State of New Mexico. Such leases cover estimated ore reserves, as of December 31 1993, of approximately 70,000,000 short tons of recoverable ore, at thicknesses ranging from four to eight feet. At average recovery rates these ore reserves are estimated to be sufficient to yield approximately 15,000,000 short tons of potash concentrate with an average grade of 60% to 62% "K2O" (a common standard of measurement established by the industry by defining a product's potassium content in terms of equivalent percentages of potassium oxide). As of December 31, 1993 and based on current rates of production (aggregating approximately 940,000 short tons annually), these ore reserves are estimated to be sufficient to support the mining operations of NMPC for approximately 31 years and of Eddy, depending on market conditions, for approximately two to three years. By the time Eddy suspends operations, which the Company currently expects will be during 1996, depending on market conditions, the Company may expand production at NMPC from its present level of approximately 420,000 short tons per year.

         Competition. Potash is available from several sources, both domestic and foreign, including very large Canadian sources of supply. As a result, the market is highly competitive. Since potash is a commodity product, the most significant competitive factor affecting sales is price.

FACILITIES AND SUPPLIERS

         Vicksburg owns the property, plant and equipment located at its Vicksburg, Mississippi site and Cedar owns the property, plant and equipment located at its West Helena, Arkansas site. The Vicksburg plant consists of two adjacent manufacturing plants situated on 600 contiguous acres. Vicksburg is constructing a third manufacturing plant on its property, to be completed during 1994, which will be used for the production of potassium carbonate. The West Helena plant is located on a 60 acre site. The plants are encumbered by first mortgages and security interests securing long-term indebtedness.
Cedar's corporate offices are located in leased premises in Memphis, Tennessee.

         The major raw materials required by Vicksburg for production of potassium nitrate are potash supplied by NMPC and nitric acid which is produced at the Vicksburg plant. Ammonia, the principal raw material required for production of nitric acid, is supplied from two plants owned by a third party in close proximity to the Vicksburg facility. The major raw material for the production of propanil is DCA. The principal raw material for the production of DCA is provided to the Company under a supply contract. Such raw material is available from multiple sources.

         NMPC owns the property, plant and equipment located at its 320 acre site near Hobbs, New Mexico. The property, plant and equipment is encumbered by a first mortgage and security interest securing long-term bank indebtedness.

         Eddy owns the property, plant and equipment located at its 680 acre site in Eddy County, New Mexico.

         HCL owns its machinery and equipment and leases its land and buildings from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, principally in 22 years. Substantially all of the assets of HCL are subject to security interests in favor of the State of Israel or banks. HCL also has a contract with ORL for steam and processed water which expires on December 31, 1996 and a lease from ORL of a pipeline which transports ammonia from the port in Haifa to HCL's plant.

         HCL is expanding its production capacity by constructing the K3 Plant, with the capacity to produce annually approximately 100,000 metric tons of potassium nitrate and 15,000 metric tons of phosphoric acid. The K3 Plant is being built in the southern part of Israel, on land leased on a long-term basis from the Government of Israel, and is anticipated to cost approximately $88,000,000. HCL expects to receive from the Government of Israel an investment grant of approximately $32,000,000 (which is non-refundable unless the Company does not comply with the terms of the certificate of approval). In addition, it is expected that the Government of Israel will contribute approximately $5,000,000 for infrastructure, so that the net investment of HCL in the K3 Plant is anticipated to be approximately $51,000,000. Construction commenced in 1993 and production is planned to start in late 1994. Capacity of the K3 Plant may be expanded in subsequent years. Provided it completes the K3 Plant and complies with the conditions specified in the applicable certificate of approval, HCL will receive, with respect to taxable income derived from the K3 Plant, certain benefits accorded under Israel's Investments Law.

         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company is currently reviewing various alternatives concerning the most effective and timely replacement of the damaged production unit and expects to replace the damaged unit within approximately twelve months. The Company believes that the impact of the loss of the facility, including the effect of business interruption, will be substantially covered by insurance. While the ultimate amount of the insurance recovery has not yet been determined, the Company expects that the insurance proceeds relating to the property damage will be for replacement value, which substantially exceeds the recorded carrying value of the damaged assets.

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. HCL purchases potash solely from Dead Sea Works, Ltd. ("DSW") in accordance with a supply contract expiring December 31, 1999. The contract provides for prices to be established quarterly, based on the weighted average of the FOB Israeli port prices paid to DSW by its overseas customers during the preceding quarter plus certain adjustments thereto. HCL purchases phosphate rock solely from Negev Phosphates, Ltd. ("Negev Phosphates") pursuant to a supply agreement expiring on June 30, 1994. Based on a letter of intent between Negev Phosphates and HCL, a long-term contract is currently being negotiated. DSW and Negev Phosphates are companies that are majority-owned by the Israeli Government and the sole suppliers in Israel of potash and phosphate rock, respectively. While HCL views its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources would have an adverse effect on the Company.

         Ammonia, which is used to produce nitric acid (which in turn is used to produce potassium nitrate), is manufactured in Israel as well as imported. The ammonia used by HCL is currently imported from a producer under supply agreements expiring on December 31, 1994. HCL owns ammonia terminal facilities located on leased property in the port of Haifa which have the capacity to store an amount of ammonia sufficient to meet HCL's requirements.

         Management believes that, except for the HCL unit damaged by the fire in February, 1994, its facilities are in good operating condition and adequate for its current needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures" and Note P of Notes to Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT

         The Company has developed and patented certain manufacturing processes and has submitted other applications for patents for additional processes. As of December 31, 1993, the Company employed 81 research and development scientists, engineers and technicians, who are involved in the development and evaluation of process technologies, efficiencies and quality control. For the years ended December 31, 1991, 1992, and 1993, the Company spent approximately $2,860,000, $2,945,000 and $3,206,000, respectively, on these efforts, which have been charged to current operations.

PERSONNEL AND LABOR RELATIONS

         As of December 31, 1993 the Company employed approximately 1,500 people. Approximately 260 employees have advanced technical and academic qualifications.

         None of Cedar's, Vicksburg's or NMPC's employees are represented by any collective bargaining unit. Eddy's hourly work force is represented by three labor unions. Eddy's collective bargaining agreements covering the hourly work force expire in July 1995. Eddy has enjoyed good relations with its labor unions and has not had a significant work stoppage for many years.

         Technicians and engineers of HCL are members of the Union of Technicians and Engineers, which operates throughout Israel, and substantial terms of their employment (e.g. salaries and promotions) are governed by a general collective agreement which HCL does not negotiate directly with such employees. The other employees of HCL are members of the "Histadrut", the dominant labor union in Israel, and their terms of employment are governed by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut and the representatives of the employees. The contractual terms of the most recent labor agreements with both employee groups expired on December 31, 1992, with the result that they remain statutorily in effect until terminated by either party thereto at any time upon two months prior written notice.

         HCL is currently negotiating new labor agreements with the respective employee groups with the objective being to arrive at agreements for the three year period ending December 31, 1995. HCL's last major labor dispute took place in July 1991 and related to negotiations of the SCA for 1990 and 1991. As a result of this dispute, HCL's employees went on strike for approximately four weeks during the third quarter of 1991. Prior to that, the last major labor dispute took place in 1983, which resulted in a strike of approximately two weeks.

ENVIRONMENTAL MATTERS

Cedar and Vicksburg

         Vicksburg's plant located in Vicksburg, Mississippi and Cedar's West Helena, Arkansas plant discharge process waste water and storm water pursuant to permits issued in accordance with the Federal Clean Water Act and related state statutes. Air emissions at each plant are regulated by permits issued pursuant to the Federal Clean Air Act and related state statutes. While the plants have generated solid waste regulated by the Federal Resource Conservation and Recovery Act of 1976, as amended by the Hazardous and Solid Waste Amendments of 1984 ("RCRA") and related state statutes, the Company believes that such waste is currently handled and disposed of in a manner which does not require the Company to have permits under RCRA or any related state statute.

         The Environmental Protection Agency's (the "EPA") Regional Office in Atlanta notified Cedar in 1989 that unspecified corrective action will be required to protect against the release of contaminants allegedly present at the Vicksburg plant as a result of previous pesticide manufacturing operations. As a result of the notice, Cedar reached agreement with the EPA and the Department of Justice on the terms of a Consent Decree which was filed in the United States District Court at Jackson, Mississippi in January 1992. Pursuant to the Consent Decree, Cedar submitted a report of current conditions. Upon agency approval of this report and of the facility investigation work plan to be thereafter submitted for the Vicksburg plant, Vicksburg will undertake a site investigation and corrective measures study, followed by implementation of appropriate corrective action. Compliance with the Consent Decree is expected to occur over a five to six year period.

         Cedar's West Helena plant utilizes a surface impoundment for biological treatment of non-hazardous waste streams which was the subject of an enforcement proceeding initiated by the Arkansas Department of Pollution Control and Ecology (the "ADPCE") in 1986. The proceeding resulted in a Consent Administrative Order which required Cedar to carry out various studies, ultimately leading to the implementation of a groundwater monitoring system. Based in part on the results of groundwater monitoring and in part on the discovery of a drum burial area on the West Helena plant site, the ADPCE requested Cedar to initiate an expanded plant-wide investigation pursuant to a Consent Administrative Order. The Order was entered in the third quarter of 1991. Implementation is expected to occur over a five year period.

         Cedar removed the buried drums from the West Helena site in accordance with a work plan incorporated in the Consent Administrative Order and, shortly thereafter, filed a suit against a former operator of the plant site for contribution for the costs incurred. In July 1992, Cedar obtained partial summary judgment in the suit against the former operator in an amount equal to the cost Cedar incurred in removing the buried drums. The judgment, in the amount of $1,725,000 plus interest, has been appealed by the former operator.

         The Company believes that the future costs required to complete the site investigation and corrective measures studies at Vicksburg and the plant-wide investigation at West Helena will be between $500,000 and $1,000,000 and will be expended over two to three years. Until these investigations are completed, it is not possible to definitively determine the costs for any corrective actions which will be required. Any such corrective action costs will be expended over a period of years. There can be no assurance that such costs will not be material.

         In November 1992, Cedar entered into an agreement with the ADPCE to resolve alleged violations of Cedar's National Pollutant Discharge Elimination System permit (issued to its West Helena Plant in accordance with the Federal Clean Water Act and related state statutes) by agreeing to enter into an additional Consent Administrative Order which will require implementation of additional corrective measures (which could cost up to $500,000 over a period of two to three years) intended to assure future compliance with the requirements of the permit and which required the payment of a penalty of $80,000.

         In 1987, Cedar entered into a cost sharing agreement with 55 other companies to fund costs associated with the clean-up of an abandoned waste disposal site located near Bayou Sorrel, Louisiana. The sharing agreement was the basis for a consent decree to which Cedar and the other companies are parties, settling claims brought by the EPA pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended. The sharing agreement allocates approximately 4% of the clean-up costs to Cedar. After credits and payments through December 31, 1993, Cedar's remaining share is not expected to exceed an aggregate of $480,000 over approximately the next 25 years.

         Appropriate provisions have been made in the consolidated financial statements with respect to the above matters.

Eddy and NMPC

         The Company's potash operations are subject to various Federal, state and local environmental laws. The Company does not believe significant expenditures will be required for the potash operations in the near future or that its ongoing environmental operating costs will be material.

HCL

         As a result of the chemicals and processes used by HCL in the course of production, nitrous oxide ("NOX") gases, potassium nitrate and STPP dusts are emitted into the air. In 1986, the Israeli Ministry of Interior issued an order (the "Order") under the Law for the Prevention of Hazards of 1961 directing HCL to avoid unreasonable air pollution and to take certain remedial actions, including the installation of measuring devices. In response to the Order, HCL installed analyzers for the continuous measuring of the NOX content of the tail gases in its two nitric acid plants and opacity meters for the measurement of dust content in the air emitted from potassium nitrate dryers. An additional absorption tower for the recovery of NOX from the tail gases of the larger nitric acid plant was installed in 1989 as well as two ventury scrubber units for the reduction of the dust content in the air emitted from the dryers of both potassium nitrate plants. As a result of these actions, HCL complied with the Order. As part of a 1990 nitric acid capacity increase, an NOX abatement unit was installed in the smaller nitric acid plant.

         As a result of the production of phosphoric acid, HCL generates acid sludge and liquid acid effluent. HCL had previously disposed of its acid sludge in designated approved sites. In accordance with a permit issued by the Israeli Agency for Environmental Preservation of the Ministry of Interior pursuant to the Law for the Prevention of Sea Pollution (Disposing of Wastes) of 1983 and 1984, HCL is now disposing of the acid sludge in a designated site in the Mediterranean Sea, situated 20 nautical miles from the Israeli coast. The permit allows for the disposal of a quantity which is sufficient to satisfy HCL's needs. The permit is valid until December 31, 1994.

         HCL currently disposes of its liquid acid effluents in a local river. Local authorities have advised HCL that it must find an alternative site for such disposal. The present solution proposed by HCL is to dispose of the liquid acid waste four kilometers into Haifa Bay utilizing a marine pipeline. This proposal, accepted in principle by both the local authorities for environmental protection and the Haifa port authorities, was submitted for approval to the Ministry of Environmental Protection in Jerusalem. The Ministry gave HCL permission to proceed with the design of the marine pipeline, subject to HCL fulfilling certain requirements. Studies of sea conditions in the area for the proposed pipeline and of the effect of the acid waste on the sea environment were performed by the Israel Oceanographic & Lakes Research Institute. Based on these studies, an environmental impact statement of the proposed system is currently being prepared. The Company estimates that HCL will be required to invest approximately $8,000,000 over the next three years if this proposed solution is adopted and annual operating costs, after completion of the project, will be approximately $800,000.


ITEM 2.  Properties.

         Reference is made to "Facilities and Suppliers" in Item 1 above, "Business," for information concerning the Company's properties. See also Notes D and P of Notes to Consolidated Financial Statements for additional information.

ITEM 3.  Legal Proceedings.

         1. On or about December 20, 1991, Peter N. Zachary together with fifteen other persons, claiming to be shareholders of Sylvan Learning Centers, Inc., The Enstar Group, Inc. ("Enstar"), Kinder-Care, Inc. and Kinder-Care Learning Centers, Inc., filed a complaint in the Circuit Court for Montgomery County, Alabama against Richard J. Grassgreen ("Grassgreen") and Perry Mendel ("Mendel") (each a former indirect stockholder and director of the Company), another former indirect stockholder and director of the Company, TPR Investment Associates, Inc. ("Associates," which is a former parent corporation of the Company), Trans-Pacific (the former name of the Company) and various other named persons and entities and certain unnamed entities. The complaint alleges that in January 1986, Grassgreen and Mendel became part owners of Associates along with the other former indirect stockholder and director of the Company and certain employees of Drexel Burnham Lambert Incorporated. The complaint also alleges that in January 1986, Grassgreen caused Enstar, through its subsidiary, Care Investors, Inc., to purchase a one-third interest in Associates for $3,000,000 and to loan Associates $10,000,000 to permit it to acquire Trans-Pacific, which would substantially increase the profits Grassgreen and Mendel could make on their investments in Trans-Pacific. The complaint does not explain how these allegations are actionable against Associates or Trans-Pacific. The Company filed a motion to dismiss the complaint. On or about May 27, 1993, the Court entered an order dismissing substantially the entire complaint. Plaintiffs thereafter filed a second amended complaint, against which the Company also filed a motion to dismiss.
On or about August 10, 1993 the Court entered an order dismissing four of the five Counts of the amended complaint. The Company has interposed an answer to the remaining Count in the complaint.

         2. On or about December 3, 1993 an action was commenced in the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division by Grassgreen (as debtor in his personal bankruptcy proceeding) against the Company, its current parent corporation, TPR Investment Associates, Inc. ("TPR"; which is a different corporation than Associates) and Arie Genger (see Item 10 - "Directors and Executive Officers of the Registrant" and Item 12
- - "Security Ownership of Certain Beneficial Owners and Management"). The complaint alleges that Grassgreen's November 1991 sale to TPR of his 250 shares of TPR common stock (1,000 shares were then outstanding) in exchange for a non-negotiable note constitutes a fraudulent conveyance voidable under state and bankruptcy law, fraud, a breach by TPR of a 1988 Shareholder Agreement among TPR and its then shareholders, and that TPR retains property owing to Grassgreen's bankruptcy estate. The complaint seeks recision of the sale, damages and costs, and that Mr. Genger be enjoined from issuing any new or treasury stock of TPR or changing the ownership of TPR or the Company. On or about February 14, 1994 the defendants filed an answer to the complaint, denying all of the allegations of the complaint, interposing additional defenses and asserting a counterclaim against Grassgreen pursuant to his indemnification obligations under the agreement governing his November 1991 sale of his TPR shares. On or about December 30, 1993 Enstar moved to intervene in the suit, contending that it, rather than Grassgreen, should prosecute it. On or about February 16, 1994, in connection with the then proposed settlement with Grassgreen, Enstar moved to continue indefinitely (i.e., defer) its intervention motion until it or one of the other parties requests otherwise.

         During March 1994 the parties entered into an agreement (the "Settlement"), which is subject to Bankruptcy Court approval and confirmation of Mr. Grassgreen's plan of reorganization, providing for dismissal with prejudice of the action and releases to the defendants. Pursuant to the Settlement, TPR will make certain payments in exchange for surrender to TPR of Grassgreen's non-negotiable note and the Company's outstanding $9,000,000, 9 1/2% junior subordinated debenture due 2005. In addition, the Settlement provides for the release of the current holder's liability under a $4,000,000 note due 2005 payable to the Company and secured by the $9,000,000 debenture. TPR will thereafter be the obligor on the $4,000,000 note.

         3. On or about April 1, 1993 an action was commenced in the United State District Court for the District of Minnesota, Minneapolis Division, by Blomkest Fertilizer, Inc., Meadowland Farmers Corp., and Cobden Grain & Feed against the major Canadian and United States potash producers, including Eddy and NMPC. The action is purportedly a class action on behalf of all purchasers of potash from any of the defendants or their respective affiliates, at any time during the period April 1987 to the present, and alleges that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other member of the class in violation of the United States anti-trust laws. The complaint seeks unspecified damages together with injunctive relief against the defendants. A total of fourteen related actions (in ten of which Eddy and NMPC were named defendants) were subsequently filed in the United State District Courts for the District of Minnesota, the Northern District of Illinois and the Western District of Virginia, all containing allegations similar to those made by the plaintiffs in the Blomkest action. The actions pending in Federal court in Minnesota were consolidated and an amended and consolidated complaint was served; several of the plaintiffs named in the original complaints are no longer parties to the amended and consolidated complaint. On or about May 27, 1993 a purported class action was filed against the major potash producers, including Eddy and NMPC, in the Superior Court of the State of California for the County of Los Angeles on behalf of Angela Coleman and a class consisting of all California indirect purchasers of potash. The complaint in the Coleman action alleges a price fixing conspiracy in the potash industry between April 1987 and the present in violation of specified California statutes. On July 6, 1993 the defendants removed the Coleman case to the United States District Court for the Central District of California. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the pending Federal actions have been consolidated for pretrial purposes in the United States District Court for Minnesota.

         The defendants filed a joint motion to disqualify plaintiffs' counsel and dismiss their complaints ("Motion to Disqualify"). Additionally, certain of the defendants, including Eddy and NMPC, filed a Joint Motion, pursuant to stipulated Federal statutes, to dismiss ("Motion to Dismiss"). On December 8, 1993 the Court granted the Motion to Disqualify with respect to certain of the plaintiffs' counsel, including all of the plaintiffs' lead counsel, and ordered that the plaintiffs, using non-disqualified counsel who submit an affidavit attesting to facts establishing that they should not be disqualified, could file amended complaints within 30 days (subsequently extended to January 28, 1994), failing which the complaints would be dismissed without prejudice. The Court denied the Motion to Dismiss as moot. The Court also ruled that the Motion to Disqualify and the Motion to Dismiss and its rulings with respect thereto did not apply to the case transferred from the California Court.

         The plaintiffs filed a motion for reconsideration of the Court's December 8, 1993 decision on the Motion to Disqualify or, in the alternative, for certification ("Motion for Certification") allowing plaintiffs to appeal the Court's interlocutory decision to the Eighth Circuit Court of Appeals. On January 4, 1994 the Court ruled that two of the twelve disqualified law firms should not have been disqualified and granted plaintiffs' Motion for Certification. The Court also ruled that upon plaintiffs filing an application for appeal, all proceedings would be stayed pending further order of the Court or the Eighth Circuit. On February 4, 1994 the Eight Circuit Court of Appeals denied the plaintiffs' petitions for permission to appeal the District Court's interlocutory order. Accordingly, on February 14, 1994, the District Court vacated the stay and ordered that plaintiffs (using non-disqualified counsel) could file amended complaints on or before March 1, 1994. Certain of the plaintiffs filed amended complaints on or about March 1, 1994 and other plaintiffs obtained an extension from the District Court to file amended complaints until April 21, 1994. On March 14, 1994, the Court scheduled the trial to begin on or about January 1, 1996. On or about February 18, 1994 certain of the plaintiffs filed with the Eighth Circuit a petition for rehearing and suggestion for rehearing en banc of the Eighth Circuit's denial of plaintiffs' petition for permission to appeal the District Court's interlocutory decision. This petition has not yet been decided.

         Management has no knowledge of any conspiracy of the type alleged in these complaints.

         There are several other legal proceedings pending against the Company and certain of its subsidiaries arising in the ordinary course of its business which management does not consider material.

         Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters described or referred to above should not have a material adverse effect on the financial position or future operations of the Company.

         On or about November 26, 1993 Eddy and NMPC (and other major United States potash producers) were served with subpoenas issued by the United States District Court for the Northern District of Ohio to produce documents to a grand jury authorized by the U.S. Department of Justice Antitrust Division ("DOJ") to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions describe above. Eddy and NMPC are cooperating with DOJ in connection with providing documents sought by the subpoena.

         For information relating to certain environmental proceedings affecting the Company, see "Environmental Matters" in Item 1 above, "Business."


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.


                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         All of the Company's equity securities are owned by TPR.  See Item 12
- - "Security Ownership of Certain Beneficial Owners and Management." In addition, see Note H of Notes to Consolidated Financial Statements for information regarding certain restrictions on the Company's payment of dividends. During 1991, 1992 and 1993 the Company paid or declared dividends on its Common Stock in the amounts of $2,850,000, $13,136,000 and $7,508,000, respectively.

ITEM 6.  Selected Financial Data.

         The following table presents selected consolidated financial data of the Company for the five year period ended December 31, 1993. This data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the notes thereto.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                     1989         1990         1991         1992         1993
                                                     ----         ----         ----         ----         ----
                                                                          (in thousands)
Results of Operations:
  Revenues  . . . . . . . . . . . . . . . . . .    $ 269,311    $ 292,235    $ 309,068    $ 345,356    $326,315
  Operating costs and expenses:
    Cost of goods sold  . . . . . . . . . . . .      197,495      219,878      238,489      266,770     255,563
    General and administrative  . . . . . . . .       24,809       29,488       33,262       36,270      38,375
                                                   ---------    ---------    ---------    ---------    --------
  Operating income  . . . . . . . . . . . . . .       47,007       42,869       37,317       42,316      32,377
  Interest expense  . . . . . . . . . . . . . .      (29,393)     (32,153)     (31,210)     (27,542)    (27,405)
  Interest and other income
    (expense) - net (1) . . . . . . . . . . . .        4,095       (4,647)      14,159        8,476       6,014
                                                   ---------    ---------    ---------    ---------    --------
  Income before income taxes,
    extraordinary item and change
    in accounting principle . . . . . . . . . .       21,709        6,069       20,266       23,250      10,986
  Income tax provision  . . . . . . . . . . . .       12,283       11,037        2,582       11,231       7,920
                                                   ---------    ---------    ---------    ---------    --------
  Income (loss) before extraordinary item
    and change in accounting principle  . . . .        9,426       (4,968)      17,684       12,019       3,066
  Extraordinary item - net  . . . . . . . . . .           --          263        1,186           --      (8,830)
  Cumulative effect on prior years of
    change in accounting for income taxes . . .           --           --           --        1,130          --
                                                   ---------    ---------    ---------    ---------    --------
  Net income (loss) . . . . . . . . . . . . . .    $   9,426    $  (4,705)   $  18,870    $  13,149    $ (5,764)
                                                   =========    =========    =========    =========    ========

Dividends:
  Preferred stock . . . . . . . . . . . . . . .    $     855    $     855    $     214    $      --    $     --
  Common stock  . . . . . . . . . . . . . . . .        2,000        2,175        2,850       13,136       7,508

_______________________

(1) Includes (a) security losses of $6,381,000 and $15,490,000 (which $15,490,000 relates principally to the Company's investment in Enstar) in the years ended December 31, 1989 and 1990, respectively, (b) a gain of $10,000,000 in the year ended December 31, 1991, representing the excess of insurance proceeds over the carrying value of certain HCL property destroyed in a fire, and (c) security gains of $2,865,000 and $2,261,000 in the years ended December 31, 1992 and 1993, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note L of Notes to Consolidated Financial Statements.

                                                                           December 31,
                                                                           ------------
                                                     1989          1990        1991         1992         1993
                                                     ----          ----        ----         ----         ----
                                                                          (in thousands)
Financial Position:
  Cash and cash equivalents . . . . . . . . . .     $61,347     $ 54,999    $  39,276     $ 54,745     $ 25,742
  Working capital . . . . . . . . . . . . . . .     102,670      111,951      120,150       99,297      103,694
  Total assets  . . . . . . . . . . . . . . . .     318,343      373,083      381,841      341,055      365,865
  Short-term debt, including current
    maturities of long-term debt  . . . . . . .      25,394       29,383       50,105       42,666       47,282
  Long-term debt, excluding current
    maturities and subordinated debt  . . . . .      79,259      125,745       84,132       71,318       61,328
  Senior subordinated debt - net  . . . . . . .     120,747      120,309      110,716      103,689      140,133
  Junior subordinated debt - net  . . . . . . .       7,078        7,213       14,735       15,089       15,495
  Redeemable preferred stock - net  . . . . . .       7,078        7,213           --           --           --
  Common stockholder's equity - net . . . . . .      23,236       15,824       28,772       28,882       15,794


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth as a percentage of revenues and the percentage change of those items as compared to the prior period, certain items appearing in the Consolidated Financial Statements.

                                                        PERCENTAGE OF REVENUES        YEAR-TO-YEAR CHANGES
                                                        ----------------------        --------------------
                                                        YEAR ENDED DECEMBER 31,         1992          1993
                                                        -----------------------          VS.           VS.
                                                         1991    1992     1993          1991          1992
                                                         ----    ----     ----          ----          ----
Revenues  . . . . . . . . . . . . . . . . . . . . .      100.0%  100.0%  100.0%         11.7%         (5.5)%
                                                         -----   -----   -----
Cost and expenses:
   Cost of goods sold . . . . . . . . . . . . . . .       77.2    77.2    78.3          11.9          (4.2)
   General and administrative . . . . . . . . . . .       10.7    10.5    11.8           9.0           5.8
                                                         -----   -----   -----
Operating income  . . . . . . . . . . . . . . . . .       12.1    12.3     9.9          13.4         (23.5)
   Interest expense . . . . . . . . . . . . . . . .      (10.1)   (8.0)   (8.4)        (11.8)          (.5)
   Interest and other income - net  . . . . . . . .        4.6     2.4     1.9         (40.1)        (29.1)
                                                         -----   -----   -----
Income before income taxes, extraordinary
   item and change in accounting principle  . . . .        6.6     6.7     3.4          14.7         (52.8)
Income tax provision  . . . . . . . . . . . . . . .         .9     3.2     2.5         335.0         (29.4)
                                                         -----   -----   -----
Income before extraordinary item and
   change in accounting principle . . . . . . . . .        5.7     3.5      .9         (32.0)        (74.5)
Extraordinary item - net  . . . . . . . . . . . . .         .4      --    (2.7)       (100.0)       (100.0)
Cumulative effect on prior years of
   change in accounting for income taxes  . . . . .         --      .3      --         100.0        (100.0)
                                                         -----   -----   -----
Net income (loss) . . . . . . . . . . . . . . . . .        6.1%    3.8%   (1.8)%       (30.3)%      (143.8)%
                                                         =====   =====   =====


1993 Compared with 1992

         Revenues decreased by 5.5% to $326,315,000 in 1993 from $345,356,000 in 1992, a decrease of $19,041,000, resulting from decreased sales of potash and chlorine ($9,600,000), specialty plant nutrients and industrial chemicals ($2,600,000) and organic chemicals (primarily contract manufacturing activities) ($6,800,000).

         Cost of goods sold as a percentage of revenues increased to 78.3% in 1993 compared with 77.2% in 1992 primarily due to higher costs associated with contract manufacturing activities in the Company's organic chemicals business and lower potash prices. During the 1993 period margins on specialty plant nutrients, industrial chemicals and the organic chemicals' pesticide business increased, but were offset by reduced margins in contract manufacturing activities and in the potash business. Gross profit was $70,752,000 in 1993 compared with $78,586,000 in 1992, a decrease of $7,834,000, principally the result of a decrease in potash gross profit. General and administrative expense increased to $38,375,000 in 1993 from $36,270,000 in 1992 (11.8% of revenues in 1993 compared with 10.5% in 1992), with the increase of $2,105,000 principally due to increased selling and marketing expenses for specialty plant nutrients and organic chemicals.

         As a result of the matters described above, the Company's operating income decreased by $9,939,000 to $32,377,000 in 1993 as compared with $42,316,000 in 1992.

         Interest expense decreased by $137,000 ($27,405,000 in 1993 compared with $27,542,000 in 1992). While the Company's outstanding debt at December 31, 1993 exceeded the outstanding debt at December 31, 1992 primarily as a result of the Company's issuance of its 11 7/8% Senior Subordinated Notes due 2002 (see Note H of Notes to Consolidated Financial Statements), interest expense declined as a result of scheduled debt repayments and lower interest rates in the 1993 period. Interest and other income - net decreased in 1993 by $2,462,000, principally as the result of reduced interest and dividend income and security gains in 1993 and other non-recurring income earned in 1992.

         As a result of the above factors, income before income taxes, extraordinary item and change in accounting principle decreased by $12,264,000 in 1993. The provision for income taxes increased to 72.1% of pre-tax income in 1993 from 48.3% of pre-tax income in 1992. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. See Note K of Notes to Consolidated Financial Statements for information regarding effective tax rates.

         In the 1993 period the Company acquired $65,497,000 principal amount of its 13 1/2% Senior Subordinated Debentures due 1997 (the "13 1/2% Debentures") and $21,500,000 principal amount of its Senior Subordinated Reset Notes due 1996 (the "Reset Notes"), which resulted in a loss of $8,830,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No debt was acquired in the 1992 period. See the Note H of Notes to Consolidated Financial Statements.

1992 Compared with 1991

         Revenues increased by 11.7% to $345,356,000 in 1992 from $309,068,000 in 1991, an increase of $36,288,000, mainly the result of increased sales of specialty plant nutrients, organic chemicals and potash.

         Cost of goods sold as a percentage of revenues was 77.2% in both 1991 and 1992. During 1992 margins on specialty plant nutrients and industrial chemicals improved slightly, partially offset by higher volumes of propanil sold at lower margins pursuant to a supply agreement commencing in 1992. See "Business - Organic Chemicals - Marketing and Sales." Gross profit was $78,586,000 in 1992 compared with $70,579,000 in 1991, an increase of
$8,007,000, with increases occurring in each of the Company's product lines. General and administrative expense increased to $36,270,000 in 1992 from $33,262,000 in 1991 (10.5% of revenues in 1992 compared with 10.7% in 1991)
principally due to increased labor costs, selling and marketing expenses.

         As a result of the matters described above, the Company's operating income increased by $4,999,000 to $42,316,000 in 1992 as compared with $37,317,000 in 1991.

         Interest expense decreased from $31,210,000 in 1991 to $27,542,000 in 1992, mainly resulting from scheduled debt repayments, lower interest rates and senior subordinated debt repurchased by the Company in 1991, partially offset by exchange rate differences on certain HCL long-term loans denominated in European currencies. Interest and other income - net decreased by $5,683,000 in 1992 principally as the result of the prior year including a gain of $10,000,000 relating to the excess of insurance proceeds over the carrying value of certain HCL property damaged in a fire, partially offset by increased security gains in 1992 (see Notes D and L of Notes to Consolidated Financial Statements).

         As a result of the above factors, income before income taxes, extraordinary item and change in accounting principle increased by $2,984,000 in 1992. The provision for income taxes increased to 48.3% of pre-tax income in 1992 from 12.7% of pre-tax income in 1991 since during 1991 HCL received an income tax refund relating to prior years of $7,100,000. These effective tax rates are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. See Note K of Notes to Consolidated Financial Statements for information regarding effective tax rates.

         In 1991 the Company repurchased $10,153,000 principal amount of 13 1/2% Debentures and Reset Notes. Such repurchases resulted in a gain to the Company, net of income taxes, of $1,186,000, with this gain being classified as an extraordinary item. There were no repurchases of public indebtedness in 1992. Effective January 1, 1992, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes". In connection with such change in accounting, net income in 1992 was impacted by a net charge of $1,170,000. See Note A of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at December 31, 1993 and 1992 was $103,694,000 and $99,297,000, respectively. See "Other Matters" and Notes H and P of Notes to Consolidated Financial Statements.

CAPITAL EXPENDITURES

         During 1993 (excluding the K3 Plant) the Company invested approximately $13,000,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1994 (excluding the K3 Plant and the reconstruction of the production unit damaged by a fire in February 1994) will aggregate approximately $35,000,000, which will be used for increasing production capacity and product diversification. During 1993 the Company commenced construction of the K3 Plant, which is estimated to cost approximately $88,000,000, with $37,000,000 of such cost being provided by grants and other entitlements from the Israeli Government. Capital expenditures in connection with the K3 Plant (net of Israeli Government grants) amounted to approximately $16,000,000 in 1993. The Company anticipates completing the construction of the K3 Plant in late 1994. See "Business - Facilities and Suppliers" and Notes D and P of Notes to Consolidated Financial Statements. The Company expects to be able to finance its capital expenditures from internally generated funds, borrowings from traditional lending sources and, where applicable, Israeli Government grants and entitlements.

EXCHANGE RATE INSURANCE

         In 1981, HCL joined a program of exchange rate insurance of the Israeli Government designed to protect participating Israeli exporters from losses resulting from the widening of the gap between the inflation rate in Israel and the rate of devaluation of the New Israeli Shekel ("NIS") against a weighted basket of currencies of Israel's major trading partners. The net benefits received by HCL for the years ended December 31, 1991, 1992 and 1993 were $4,599,000, $4,056,000 and $1,616,000, respectively, which benefits have been included in revenues. As part of various economic measures adopted in Israel subsequent to December 31, 1988, the Israeli Government has gradually reduced the insurance proceeds granted under its program of exchange rate insurance, with the program having been fully eliminated on August 31, 1993. See Note A of Notes to Consolidated Financial Statements.

INFLATION

         Inasmuch as only approximately $36,000,000 of HCL's annual operating costs are denominated in NIS, HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. In December 1991, the Central Bank of Israel announced a program whereby the lag between the inflation rate in Israel and devaluation of the NIS, compared to the weighted average exchange rate of a "basket of currencies" (the currencies most commonly traded with Israel, including the U.S. Dollar), will not exceed the average inflation rate (about 3 to 4%) of the countries represented in the "basket of currencies". For the years ended December 31, 1992 and 1993, the devaluation rate of the NIS as compared to the U.S. Dollar exceeded (or was less than) the inflation rate in Israel by 11.7% and (3.2)%, respectively.

OTHER MATTERS

         On January 27, 1994, HCL filed a registration statement with the Israeli Securities Authority (the "ISA") pursuant to which HCL would publicly offer in Israel, in an underwritten offering, units consisting of (i) shares of HCL common stock (the "HCL Shares") and (ii) options exercisable for HCL Shares. The terms of the proposed offering have not been finalized, and there can be no assurance that the ISA will declare the offering effective or that the offering will be consummated (considering, among other things, prevailing stock market conditions in Israel). If the proposed offering is consummated, the Company has determined that it would maintain beneficial ownership of not less than 90% of the HCL Shares upon issuance of the units and not less than 80% on a fully diluted basis. The Company anticipates that the net proceeds to be realized for the HCL Shares in the proposed offering, if consummated, would be substantially in excess of the Company's corresponding carrying value for the equity interest represented by such shares.

         The net proceeds of the proposed offering may be used for any purpose authorized by the Board of Directors of HCL, including, without limitation, internal growth or the acquisition of new businesses. HCL does not currently have any agreements, commitments or understandings for acquiring any particular businesses and does not anticipate using any of the net proceeds to finance the construction of the K3 Plant.


ITEM 8.  Financial Statements and Supplementary Data.

         See Index to Consolidated Financial Statements and Schedules on page
F-1.


ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

NAME                             AGE         POSITION
- ----                             ---         --------
Arie Genger . . . . . . . . .    48           Chairman of the Board and Chief Executive Officer

Thomas G. Hardy . . . . . . .    48           President and Chief Operating Officer; Director

Martin A. Coleman . . . . . .    63           Director

Sash A. Spencer . . . . . . .    62           Director

Lester W. Youner  . . . . . .    48           Vice President, Treasurer and Chief Financial Officer

Martin A. Eichen  . . . . . .    49           Vice President

Bernard J. Blaney . . . . . .    69           Vice President

Kenneth H. Traub  . . . . . .    32           Vice President

FINANCIAL ADVISORY COMMITTEE
- ----------------------------

Lawrence M. Small

Thomas G. Hardy

Sash A. Spencer


         The By-laws of the Company provide for at least one director. Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. There are no arrangements or understandings between any director or executive officer of the Company and any other person pursuant to which such person was elected as a director or executive officer. The executive officers serve at the discretion of the Board of Directors.

         There are no family relationships among any directors or executive officers of the Company.

         The following are descriptions of the directors and executive officers of the Company and the members of the Financial Advisory Committee. The Financial Advisory Committee advises the Board of Directors regarding financial matters and, when the Committee deems appropriate, make recommendations to the Board of Directors.

         Arie Genger has been a director and Chairman of the Board of Directors and Chief Executive Officer of the Company since 1986, the sole member of the Executive Committee since June 1988, and was President of the Company from 1986 to December 1993.

         Thomas G. Hardy has been President and Chief Operating Officer of the Company since December 1993, was Executive Vice President of the Company from June 1987 to December 1993 and has been a director and member of the Financial Advisory Committee since October 1992. He has been a director of Laser Industries Limited (a manufacturer and distributor of surgical lasers and other medical technology in which the Company has an ownership interest) since January 1990.

         Martin A. Coleman has been a director since March 1993. Since January 1991 he has been a private investor and of counsel to the law firm of Rubin Baum Levin Constant & Friedman, general counsel to the Company. Prior to that, he was a member of such law firm for more than five years.

         Sash A. Spencer has been a director since October 1992 and a member of the Financial Advisory Committee since March 1993. He has been a private investor and Chairman of Holding Capital Management Corp., a private investment firm, for more than five years. He has been a director of Empire Gas Corp., a corporation engaged in the propane gas business, since 1983.

         Lester W. Youner has been Vice President, Treasurer and Chief Financial Officer of the Company since October 1987. From June 1979 until October 1987 he was a Partner of Deloitte & Touche, a public accounting firm.

         Martin A. Eichen has been a Vice President of the Company since June 1988. From June 1978 to June 1988 he was a Manager at Deloitte & Touche.

         Bernard J. Blaney has been a Vice President of the Company since January 1987.

         Kenneth H. Traub has been a Vice President of the Company since December 1993. Prior thereto, from July 1989, he was Assistant to the Chairman of the Board of the Company.

         Lawrence M. Small, 52, has been Chairman of the Financial Advisory Committee of the Board of Directors since October 1992. Mr. Small is President and Chief Operating Officer of Fannie Mae (Federal National Mortgage Association) headquartered in Washington, DC, which he joined in September 1991. Prior to that, he was Vice Chairman and Chairman of the Executive Committee of the Boards of Directors of Citicorp and Citibank, N.A., where he was employed for 27 years. He serves as a director of Fannie Mae and of the Chubb Corporation (an insurance company).

ITEM 11. Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and to other executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1993:

SUMMARY COMPENSATION TABLE


                                                          Annual Compensation (1)            All Other
                                                          -----------------------             Compen-
Name and Principal Position                          Year       Salary (2)      Bonus       sation(2)(3)
- ---------------------------                          ----       ----------      -----       ------------
Arie Genger . . . . . . . . . . . . . . . . . .      1993       $750,000     $ 92,000       $519,000
  Chairman of the Board                              1992        750,000      143,000        437,000
  and Chief Executive Officer                        1991        759,000           --         14,000

Thomas G. Hardy . . . . . . . . . . . . . . . .      1993        350,000       50,000          8,000
  President and Chief Operating Officer              1992        350,000      100,000         11,000
  and Director                                       1991        278,000      125,000         10,000

Lester W. Youner  . . . . . . . . . . . . . . .      1993        226,000       70,000          8,000
  Vice President, Treasurer and                      1992        206,000       70,000         11,000
  Chief Financial Officer                            1991        199,000       60,000         10,000

Martin A. Eichen  . . . . . . . . . . . . . . .      1993        149,000       15,000          7,000
  Vice President                                     1992        149,000       15,000          9,000
                                                     1991        142,000       13,000          8,000

Kenneth H. Traub  . . . . . . . . . . . . . . .      1993        105,000       25,000          4,000
  Vice President                                     1992         95,000       30,000          6,000
                                                     1991         80,000       20,000          5,000

____________________

(1) During the period covered by the table, the Company did not make any restricted stock awards, did not have in effect any stock option or stock appreciation rights plans, and did not make any payments under any long-term incentive plan. See "Compensation Agreement" for Mr. Hardy's bonus arrangement.

(2) Does not include in the case of Messrs. Genger, Hardy and Youner $500,000, $275,000 and $20,000, respectively, of 1994 salary which was prepaid in 1993.

(3) For 1993, consists of: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $258,000 for related income tax gross-up, $6,000 for the Company's matching contribution to a profit sharing thrift plan, and $5,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Youner, Eichen and Traub $6,000, $6,000, $5,000 and $4,000, respectively, for the Company's matching contribution to a profit sharing thrift plan; and (iii) $2,000 each for Messrs. Hardy, Youner and Eichen for the premium on term life insurance.

         For 1992, consists of: (i) in the case of Mr. Genger, $241,000 for an annual premium on ordinary life insurance, $183,000 for related income tax gross-up, $9,000 for the Company's matching contribution to a profit sharing thrift plan, and $4,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Youner, Eichen and Traub $9,000, $9,000, $7,000 and $6,000, respectively, for the Company's matching contribution to a profit sharing thrift plan; and (iii) $2,000 each for Messrs. Hardy, Youner and Eichen for the premium on term life insurance.

COMPENSATION AGREEMENT

         Pursuant to an Agreement entered into in March 1994 (the "New Agreement"), the Company and Thomas G. Hardy modified and superseded a bonus arrangement entered into on January 15, 1988, as amended (the "Old Agreement"), under which no payments had been made. The Old Agreement provided for a payment upon termination of Mr. Hardy's employment in an amount equal to 2% of the Company's average annual after-tax consolidated net income (as defined) available to the common stockholders for the three years ending on December 31st of the year immediately prior to the termination of Mr. Hardy's employment, multiplied by either the multiple of the market price to such net income of the Company's common stock if it is publicly traded or, if the Company's common stock continues to be privately held at the time of such termination, by a multiple of eleven. Pursuant to the New Agreement, the Company is required to irrevocably deposit in trust for the benefit of Mr. Hardy an aggregate of $2,800,000, of which $1,400,000 was deposited upon execution of the New Agreement, with the remaining $1,400,000 to be deposited in 1996 (or under certain circumstances, including a change in control of the Company, earlier). The deposited funds are held by the trustees under a Trust Agreement (the "Trust Agreement"), which provides that the assets held thereunder are subject to the claims of the Company's general creditors in the event of insolvency of the Company. The Trust Agreement provides that the assets are payable in a lump sum to Mr. Hardy or his beneficiaries upon the earlier of December 1, 2001 or the termination of his employment with Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors does not have a Compensation Committee. Executive officer compensation matters were determined by the Board of Directors, whose four members currently include Mr. Genger, Chairman of the Board and Chief Executive Officer of the Company, and Mr. Hardy, President and Chief Operating Officer of the Company.

COMPENSATION OF DIRECTORS

         Officers of the Company who serve as directors do not receive any compensation for serving as directors. Martin A. Coleman and Sash A. Spencer each receive $15,000 annually for serving as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The following table sets forth certain information as of March 23, 1994, as to the beneficial ownership of the Common Stock of the Company, which is the only outstanding class of voting security of the Company:


                                                                  SHARES            PERCENT
                                                                BENEFICIALLY           OF
         NAME AND ADDRESS                                          OWNED             CLASS
         ----------------                                          -----             -----
         Common Stock, $.01 par value (1):

                 TPR (2)
                 9 West 57th Street
                 New York, NY 10019 . . . . . . . . . . . .        3,000              100%

         All executive officers and directors as a group
                 (eight persons)(2) . . . . . . . . . . . .        3,000              100%

___________________

(1) All of the shares of the Common Stock of the Company are pledged to secure an outstanding TPR note of $7,000,000 issued to a former indirect stockholder and director of the Company.

(2) Mr. Genger and members of his family own all of the capital stock of TPR.


ITEM 13.         Certain Relationships and Related Transactions.

         The Company is, for Federal income tax purposes, a member of a consolidated tax group of which TPR is the common parent. The Company, TPR, Eddy, Cedar and certain other subsidiaries are parties to a tax sharing agreement, dated as of December 30, 1991, under which, among other things, the Company and such other parties have each agreed to pay TPR amounts equal to the amounts of Federal income taxes that each such party would be required to pay if it filed a Federal income tax return on a separate return basis (or in the case of Cedar, a consolidated Federal income tax return for itself and its eligible subsidiaries), computed without regard to net operating loss carrybacks and carryforwards. However, TPR may, at its discretion, allow tax benefits for such losses. See Note A of Notes to Consolidated Financial Statements.

         See Item 3 - "Legal Proceedings" for a description of the proposed settlement of an action brought by Grassgreen as debtor in his personal bankruptcy proceeding, which will result in, among other things, TPR acquiring the Company's outstanding $9,000,000, 9 1/2% junior subordinated debenture due 2005 and becoming the obligor on an outstanding 8 3/4%, $4,000,000 note due 2005 (which is secured by the $9,000,000 debenture) payable to the Company.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K.

         (a)  (1)-(2) See Index to Consolidated Financial Statements and
                      Schedules on Page F-1.

              (3)     See Index to Exhibits on Page E-1.

                      Management contracts or compensatory plans and arrangements required to be filed as exhibits are as follows:

                      (i) Agreement between the Company and Thomas G. Hardy, dated March 22, 1994, concerning incentive bonus compensation, including, as Exhibit A thereto, the related Trust Agreement.

                      (ii) Split Dollar Insurance Agreement, entered into as of August 26, 1988, between the Company and Arie Genger.

         (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1993.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        Trans-Resources, Inc.  (Registrant)

                                    By  LESTER W. YOUNER
                                        Lester W. Youner
                                        Vice President, Treasurer
                                        and Chief Financial Officer

Dated: March 23, 1994


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

PRINCIPAL EXECUTIVE OFFICER:

         ARIE GENGER
         Chairman of the Board and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

         LESTER W. YOUNER
         Vice President, Treasurer and Chief Financial Officer


                                             By  LESTER W. YOUNER
                                                 Lester W. Youner
                                             For Himself and As Attorney-In-Fact
Directors:

         Arie Genger
         Thomas G. Hardy                     Dated:  March 23, 1994
         Martin A. Coleman
         Sash A. Spencer

         ORIGINAL POWERS OF ATTORNEY AUTHORIZING LESTER W. YOUNER TO SIGN THIS REPORT AND ANY AMENDMENTS HERETO ON BEHALF OF THE PRINCIPAL EXECUTIVE OFFICER AND THE DIRECTORS ARE BEING FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITH THIS REPORT.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

         No annual report or proxy materials have been sent to the Company's security holders. This Annual Report on Form 10-K will be furnished to the holders of the Company's 11 7/8% Notes and Reset Notes.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                             Page
- --------------------                                                             ----
    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . .       F-2
    Report of Independent Accountants   . . . . . . . . . . . . . . . . . .       F-3
    Consolidated Balance Sheets, December 31, 1992 and 1993   . . . . . . .       F-4
    Consolidated Statements of Operations,
      for the Years Ended December 31, 1991, 1992 and 1993  . . . . . . . .       F-5
    Consolidated Statements of Common Stockholder's Equity,
      for the Years Ended December 31, 1991, 1992 and 1993  . . . . . . . .       F-6
    Consolidated Statements of Cash Flows,
      for the Years Ended December 31, 1991, 1992 and 1993  . . . . . . . .       F-7
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . .       F-8

SCHEDULES
- ---------

    Schedule III - Condensed Financial Information of Registrant,
      for the Years Ended December 31, 1991, 1992 and 1993  . . . . . . . .       S-1
    Schedule V - Property, Plant and Equipment,
      for the Years Ended December 31, 1991, 1992 and 1993  . . . . . . . .       S-4
    Schedule VI - Accumulated Depreciation, Depletion and Amortization of
      Property, Plant and Equipment,
      for the Years Ended December 31, 1991, 1992 and 1993  . . . . . . . .       S-5
    Schedule X - Supplementary Income Statement Information,
      for the Years Ended December 31, 1991, 1992 and 1993  . . . . . . . .       S-6



Certain schedules, other than as listed above, are omitted because of the absence of the conditions under which they are required or because the information required therein is set forth in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Trans-Resources, Inc. New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedules of Trans-Resources, Inc. (a wholly-owned subsidiary of TPR Investment Associates, Inc.) and Subsidiaries listed in the foregoing Index. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of Cedar Chemical Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 26 percent and 27 percent of consolidated total assets as of December 31, 1993 and 1992, respectively, and total revenues constituting 35 percent, 35 percent and 32 percent of consolidated total revenues for the years ended December 31, 1993, 1992 and 1991, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cedar Chemical Corporation, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Resources, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes during the year ended December 31, 1992.


Deloitte & Touche


New York, New York
March 16, 1994

Report of Independent Accountants


To the Board of Directors and Shareholder of Cedar Chemical Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Cedar Chemical Corporation (a wholly-owned subsidiary of Trans-Resources, Inc.) and its subsidiaries ("Cedar") at December 31, 1992 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1991, 1992 and 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Cedar's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse

Memphis, Tennessee
February 11, 1994

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                      1992              1993
                                                                                      ----              ----
                                                                                          (IN THOUSANDS)
                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .      $   54,745       $   25,742
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,373           55,681
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          51,057           60,929
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,061           56,090
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,298           17,485
                                                                                   ----------       ----------
        Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .         196,534          215,927

PROPERTY, PLANT AND EQUIPMENT - net . . . . . . . . . . . . . . . . . . . . .         121,754          131,001

INVESTMENTS IN SECURITIES - net . . . . . . . . . . . . . . . . . . . . . . .          10,827            2,356

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,940           16,581
                                                                                   ----------       ----------

        Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  341,055       $  365,865
                                                                                   ==========       ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .      $   29,911       $   24,801
   Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,755           22,481
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,082           34,924
   Accrued expenses and other current liabilities . . . . . . . . . . . . . .          29,489           30,027
                                                                                   ----------       ----------
        Total Current Liabilities   . . . . . . . . . . . . . . . . . . . . .          97,237          112,233
                                                                                   ----------       ----------

LONG-TERM DEBT - net:
   Senior indebtedness, notes payable and other obligations . . . . . . . . .          71,318           61,328
   Senior subordinated debt - net . . . . . . . . . . . . . . . . . . . . . .         103,689          140,133
   Junior subordinated debt - net . . . . . . . . . . . . . . . . . . . . . .          15,089           15,495
                                                                                   ----------       ----------
        Long-Term Debt - net  . . . . . . . . . . . . . . . . . . . . . . . .         190,096          216,956
                                                                                   ----------       ----------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,840           20,882
                                                                                   ----------       ----------

COMMON STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value, 3,000 shares authorized,
     issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .              --               --
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .             500              500
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,620           15,348
   Cumulative translation adjustment  . . . . . . . . . . . . . . . . . . . .            (238)             (54)
                                                                                   ----------       ----------
        Total Common Stockholder's Equity   . . . . . . . . . . . . . . . . .          28,882           15,794
                                                                                   ----------       ----------

        Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  341,055       $  365,865
                                                                                   ==========       ==========


                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1991, 1992 and 1993


                                                                      1991              1992            1993
                                                                      ----              ----            ----
                                                                                   (IN THOUSANDS)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 309,068         $ 345,356       $ 326,315

OPERATING COSTS AND EXPENSES:
  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . .      238,489           266,770         255,563
  General and administrative  . . . . . . . . . . . . . . . . .       33,262            36,270          38,375
                                                                   ---------         ---------       ---------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . .       37,317            42,316          32,377

  Interest expense  . . . . . . . . . . . . . . . . . . . . . .      (31,210)          (27,542)        (27,405)
  Interest and other income - net . . . . . . . . . . . . . . .       14,159             8,476           6,014
                                                                   ---------         ---------       ---------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CHANGE IN
  ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . . .       20,266            23,250          10,986

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . .        2,582            11,231           7,920
                                                                   ---------         ---------       ---------

INCOME BEFORE EXTRAORDINARY ITEM
  AND CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . . . . .       17,684            12,019           3,066

EXTRAORDINARY ITEM - Gain (loss) on repurchase
of debt, net of income tax of $296,000 in 1991  . . . . . . . .        1,186                --          (8,830)

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGE IN ACCOUNTING FOR INCOME TAXES . . . . . . . . . . . .           --             1,130              --
                                                                   ---------         ---------       ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . .    $  18,870         $  13,149       $  (5,764)
                                                                   =========         =========       =========



                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

              For the Years Ended December 31, 1991, 1992 and 1993


                                                             ADDITIONAL                CUMULATIVE
                                                  COMMON       PAID-IN     RETAINED    TRANSLATION
                                                   STOCK       CAPITAL     EARNINGS    ADJUSTMENT     TOTAL
                                                  ------     ----------    --------    -----------    -----
                                                                        (IN THOUSANDS)
BALANCE, JANUARY 1, 1991  . . . . . . . . . .     $     --     $   500    $ 15,601     $   (277)   $  15,824

  Net income  . . . . . . . . . . . . . . . .                               18,870                    18,870
  Payable to Parent under tax allocation
    agreement . . . . . . . . . . . . . . . .                               (2,800)                   (2,800)
  Dividends:
    Preferred stock . . . . . . . . . . . . .                                 (214)                     (214)
    Common stock  . . . . . . . . . . . . . .                               (2,850)                   (2,850)
  Exchange rate changes during year . . . . .                                               (58)         (58)
                                                  --------     -------    --------     --------    ---------

BALANCE, DECEMBER 31, 1991  . . . . . . . . .           --         500      28,607         (335)      28,772

  Net income  . . . . . . . . . . . . . . . .                               13,149                    13,149
  Dividends - common stock  . . . . . . . . .                              (13,136)                  (13,136)
  Exchange rate changes during year . . . . .                                                97           97
                                                  --------     -------    --------     --------    ---------

BALANCE, DECEMBER 31, 1992  . . . . . . . . .           --         500      28,620         (238)      28,882

  Net loss  . . . . . . . . . . . . . . . . .                               (5,764)                   (5,764)
  Dividends - common stock  . . . . . . . . .                               (7,508)                   (7,508)
  Exchange rate changes during year . . . . .                                               184          184
                                                  --------     -------    --------     --------    ---------

BALANCE, DECEMBER 31, 1993  . . . . . . . . .     $     --     $   500    $ 15,348     $    (54)   $  15,794
                                                  ========     =======    ========     ========    =========



                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1991, 1992 and 1993

                                                                    1991         1992         1993
                                                                    ----         ----         ----
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES AND WORKING CAPITAL
   MANAGEMENT:
   Operations:
      Net income (loss) . . . . . . . . . . . . . . . . . . .     $ 18,870    $  13,149   $  (5,764)
      Items not requiring cash:
        Depreciation and amortization   . . . . . . . . . . .       19,757       20,979      24,490
        Increase in other liabilities   . . . . . . . . . . .        1,730          265         725
        Deferred taxes and other - net  . . . . . . . . . . .        7,906       (1,694)     (2,494)
                                                                  --------    ---------   ---------
           Total  . . . . . . . . . . . . . . . . . . . . . .       48,263       32,699      16,957
   Working capital management:
      Accounts receivable and other current assets  . . . . .      (32,741)      45,416      (9,222)
      Inventories . . . . . . . . . . . . . . . . . . . . . .       (9,483)      (3,538)     (9,872)
      Prepaid expenses  . . . . . . . . . . . . . . . . . . .       (2,012)         155      (2,187)
      Accounts payable  . . . . . . . . . . . . . . . . . . .        9,460      (14,175)      9,842
      Accrued expenses and other current liabilities  . . . .        4,532       (1,297)      1,323
                                                                  --------    ---------   ---------
      Cash provided by operations and
        working capital management  . . . . . . . . . . . . .       18,019       59,260       6,841
                                                                  --------    ---------   ---------

INVESTMENT ACTIVITIES:
   Additions to property, plant and equipment . . . . . . . .      (18,821)     (26,143)    (29,056)
   Sales of marketable securities and
      short-term investments  . . . . . . . . . . . . . . . .        2,622       15,391      15,825
   Purchases of marketable securities and
      short-term investments  . . . . . . . . . . . . . . . .       (2,108)     (12,819)    (34,118)
   Other - net  . . . . . . . . . . . . . . . . . . . . . . .       (2,127)       2,405      (6,087)
                                                                  --------    ---------   ---------
      Cash used in investment activities  . . . . . . . . . .      (20,434)     (21,166)    (53,436)
                                                                  --------    ---------   ---------

FINANCING ACTIVITIES:
   Increase in long-term debt . . . . . . . . . . . . . . . .        9,188       10,850     124,660
   Repurchases, payments and current maturities of
      long-term debt  . . . . . . . . . . . . . . . . . . . .      (23,444)     (18,314)   (109,286)
   Increase (decrease) in short-term debt . . . . . . . . . .        4,012       (2,025)      9,726
   Dividends to stockholders  . . . . . . . . . . . . . . . .       (3,064)     (13,136)     (7,508)
                                                                  --------    ---------   ---------
      Cash provided by (used in) financing activities . . . .      (13,308)     (22,625)     17,592
                                                                  --------    ---------   ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .      (15,723)      15,469     (29,003)

CASH AND CASH EQUIVALENTS:
   Beginning of year  . . . . . . . . . . . . . . . . . . . .       54,999       39,276      54,745
                                                                  --------    ---------   ---------
   End of year  . . . . . . . . . . . . . . . . . . . . . . .     $ 39,276    $  54,745   $  25,742
                                                                  ========    =========   =========


                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements of Trans-Resources, Inc. ("TRI" or the "Company"), include the Company and its subsidiaries, after elimination of intercompany accounts and transactions. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries -New Mexico Potash Corporation ("NMPC") and Vicksburg Chemical Company ("Vicksburg"); Eddy Potash, Inc. ("Eddy"); and Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"). The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc. ("TPR").

         Substantially all of the companies' revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a multinational manufacturer of specialty plant nutrients, organic chemicals, industrial chemicals and potash and distributes its products internationally. The Company is the world's largest producer of potassium nitrate, and the world's largest producer of propanil, the leading rice herbicide, and is the largest United States producer of potash.

         Operating Data

         The Company's revenues by region for the years ended December 31, 1991, 1992 and 1993 are set forth below:

                                                                 1991             1992             1993
                                                                 ----             ----             ----
                                                                              (IN MILLIONS)
          Western Hemisphere:
            United States  . . . . . . . . . . . . . . . . .    $ 114            $  133            $ 121
            Other  . . . . . . . . . . . . . . . . . . . . .       31                30               30
          Europe . . . . . . . . . . . . . . . . . . . . . .      112               124              119
          Asia and Australia . . . . . . . . . . . . . . . .       25                29               30
          Israel . . . . . . . . . . . . . . . . . . . . . .       16                18               17
          Africa and other . . . . . . . . . . . . . . . . .       11                11                9
                                                                -----            ------            -----
            Total  . . . . . . . . . . . . . . . . . . . . .    $ 309            $  345            $ 326
                                                                =====            ======            =====


         As of December 31, 1992 and 1993, the Company's assets were located in the United States (44% and 49%, respectively) and abroad (principally Israel) (56% and 51%, respectively). The Company has no single customer accounting for more than 10% of its revenues.

         Contracts and Revenue Recognition

         Under the terms of a long-term U.S. Government contract for the manufacture of an industrial chemical, revenues are recognized ratably for the duration of the contract and billings are rendered as product is shipped. Current deferred revenue of $2,772,000 at December 31, 1992 and 1993 and non-current deferred revenue of $5,416,000 and $2,645,000 at December 31, 1992 and 1993, respectively, represent billings in excess of revenues recognized under the contract. Such current and non-current amounts are classified within "accrued expenses and other current liabilities" and "other liabilities", respectively, in the accompanying Consolidated Balance Sheets.

         Functional Currency and Transaction Gains and Losses

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 35% are in U.S. dollars, with the remainder principally in Western European currencies. The Company has a policy of hedging contracted foreign sales denominated in Western European currencies against fluctuations in the U.S. dollar rates of exchange. Accordingly, the Company has entered into forward exchange contracts. At December 31, 1992 and 1993, there were outstanding contracts to purchase $166 million and $167 million, respectively, in various European currencies, principally Deutsche Marks. In addition, at December 31, 1993 there were outstanding contracts to sell $56 million in various Western European currencies, principally Deutsche Marks. Unrealized gains and losses arising from forward exchange contracts which qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 have been deferred and are accounted for in the subsequent year as part of sales. Gains of approximately $3,900,000 and $2,400,000 were deferred at December 31, 1992 and 1993, respectively, for forward exchange contracts which qualify as hedges.

         During the years ended December 31, 1991, 1992 and 1993, the Company recorded a gain of approximately $3,100,000, a loss of approximately $7,000,000 and a gain of approximately $6,100,000, respectively, relating to foreign currency transactions.

         Raw materials purchased in Israel are mainly quoted at prices linked to the U.S. dollar. The U.S. dollar is the functional currency and accordingly the financial statements of HCL are prepared, and the books and records of HCL (except for a subsidiary described below) are maintained, in U.S. dollars.

         The assets, liabilities and operations of one of HCL's foreign subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Revenues, expenses, gains and losses are translated at the weighted average exchange rate for the period. Translation adjustments, resulting from the process of translating such subsidiary's financial statements from its currency into U.S. dollars, are recorded directly as a separate component of stockholder's equity.

         Exchange Rate Insurance

         In 1981, HCL joined a program of exchange rate insurance of the Israeli Government designed to protect participating Israeli exporters from losses resulting from the widening of the gap between the inflation rate in Israel and the rate of devaluation of the New Israeli Shekel against a weighted basket of currencies of Israel's major trading partners. The net benefits received by HCL for the years ended December 31, 1991, 1992 and 1993 were $4,599,000, $4,056,000 and $1,616,000, respectively, which benefits have been included in revenues. As part of various economic measures adopted in Israel subsequent to December 31, 1988, the Israeli Government has gradually reduced the insurance proceeds granted under its program of exchange rate insurance, with the program having been fully eliminated on August 31, 1993.

         Inventories

         Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out method.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation is recorded under the straight-line method at generally the following annual rates:

                 Buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5-8 %
                 Machinery, plant and equipment   . . . . . . . . . . . . . . . .       10-25 %
                 Office furniture and equipment   . . . . . . . . . . . . . . . .        6-20 %

         Expenditures for maintenance and repairs are charged to expense as incurred. Investment grants from the Israeli Government are initially recorded as a reduction of the capitalized asset and are recognized in income over the estimated useful life of the respective asset. HCL recorded investment grants for the years ended December 31, 1991, 1992 and 1993 amounting to $4,029,000, $846,000 and $10,952,000, respectively.

         Effective January 1, 1992 and 1993, Eddy revised the estimate of depreciable lives of its property, plant and equipment to more closely approximate the economic lives of those assets. The effect of these changes in estimate was to decrease depreciation expense in 1992 and 1993 by approximately $960,000 and $630,000, respectively.

         Non-Current Investments In Marketable Securities

         The Company carries its investments in marketable equity securities at the lower of cost or market. To the extent that the quoted market value is less than cost, an unrealized loss on marketable equity securities would be recorded and classified as a reduction of common stockholder's equity. At December 31, 1992 and 1993 the aggregate quoted market value of the marketable equity securities owned by the Company exceeded the aggregate cost.

         The Company's other investments (principally short-term investments) are carried at cost. Should declines in the carrying value of any of these securities (as well as the marketable equity securities described above) be considered to be other than temporary, such declines are recognized by an appropriate charge in the Consolidated Statements of Operations.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The adoption of this Statement, which is not required until 1994, will require the Company to classify its equity and fixed maturity securities as available-for-sale and reported at fair value, with unrealized gains and losses included as a separate component of stockholder's equity. The adoption of SFAS No. 115 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         Income Taxes

         The Company is included in the consolidated Federal income tax return of TPR. Under the tax allocation agreement entered into with TPR in 1991, the annual current Federal income tax liability for the Company and each of its domestic subsidiaries reporting profits is determined as if such entity had filed a separate Federal income tax return; no tax benefits are given for companies reporting losses. However, TPR may, at its discretion, allow tax benefits for such losses.

         For purposes of the consolidated financial statements, taxes on income have been computed as if the Company and its domestic subsidiaries filed its own consolidated Federal income tax return without regard to the tax allocation agreement. Payments to TPR, if any, representing the excess of amounts determined under the tax allocation agreement over amounts determined for the purposes of consolidated financial statements have been charged to retained earnings.

         Effective January 1, 1992, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has reported the cumulative effect on prior years of the change in the method of accounting for income taxes as of the beginning 1992 in the Consolidated Statement of Operations.

         The effect of adopting SFAS 109 in 1992 was to decrease net income by approximately $1,170,000, representing an increased income tax provision of $2,300,000 and an increase in income for the cumulative effect of the change in accounting principle of $1,130,000.

         Research and Development Costs

         Research and development costs are charged to expense as incurred and amounted to $2,860,000, $2,945,000 and $3,206,000 for the years ended December 31, 1991, 1992 and 1993, respectively.

         Statements of Cash Flows

         Investments with original maturities of three months or less are classified as cash equivalents by the Company.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.


B.       OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31, 1992 and 1993:

                                                                                       1992              1993
                                                                                       ----              ----
                                                                                            (IN THOUSANDS)
             Short-term investments, government securities, etc.
                (at cost, approximates market value)  . . . . . . . . . . . . . .      $ 7,504         $34,529
             Miscellaneous receivables (value added tax, grants,
                insurance, etc.), deferred income taxes and other . . . . . . . .       20,557          21,561
                                                                                       -------         -------
                Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $28,061         $56,090
                                                                                       =======         =======


C.       INVENTORIES

         Inventories consist of the following at December 31, 1992 and 1993:

                                                                                       1992              1993
                                                                                       ----              ----
                                                                                            (IN THOUSANDS)
             Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 8,923         $10,602
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,134          50,327
                                                                                       -------         -------
                Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $51,057         $60,929
                                                                                       =======         =======

D.       PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment at December 31, 1992 and 1993 consists of the following:

                                                                                         1992             1993
                                                                                         ----             ----
                                                                                            (IN THOUSANDS)
             Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   2,116       $   2,116
             Buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,760          19,994
             Machinery, plant and equipment . . . . . . . . . . . . . . . . . . .        177,891         187,566
             Office furniture, equipment and water rights . . . . . . . . . . . .          9,144           9,892
             Construction-in-progress . . . . . . . . . . . . . . . . . . . . . .          6,932          24,197
                                                                                       ---------       ---------
                Total, at cost  . . . . . . . . . . . . . . . . . . . . . . . . .        214,843         243,765
             Less accumulated depreciation and amortization . . . . . . . . . . .         93,089         112,764
                                                                                       ---------       ---------
                Property, plant and equipment - net . . . . . . . . . . . . . . .      $ 121,754       $ 131,001
                                                                                       =========       =========


         The Company, through HCSL, is in the process of expanding its production capacity by constructing a new facility in Israel to produce annually approximately 100,000 metric tons of potassium nitrate and 15,000 metric tons of phosphoric acid. The new plant is anticipated to cost approximately $88,000,000 and construction commenced in the second quarter of 1993. The Company expects to receive from the Government of Israel an aggregate investment grant of approximately $32,000,000 and contributions for infrastructure of approximately $5,000,000, so that the Company's net investment in the new plant is anticipated to be approximately $51,000,000.
The Company incurred capital expenditures for the new plant during 1993 (net of investment grants) of approximately $16,000,000. Plant production is planned to start in late 1994. The capacity of the new plant may be expanded in subsequent years.

         The Company capitalized interest costs aggregating $144,000, $200,000 and $352,000 during the years ended December 31, 1991, 1992 and 1993, respectively, with respect to the financing of several construction projects. Certain property, plant and equipment has been pledged as collateral for long-term debt - see Note H.

         In September 1991, a unit within one of two production lines located in the Company's Israeli manufacturing facility was damaged by a fire. Such damage resulted in a temporary reduction of the Company's phosphoric acid production capacity. Costs of replacement of the damaged assets have been reimbursed by insurers. Insurance proceeds exceeded the recorded carrying value of the damaged assets by approximately $10 million. Accordingly, a gain has been recorded in that amount - see Note L. The effect of business interruption was likewise covered by insurers and the related compensation received has been reflected in the accompanying Consolidated Statements of Operations.

         See Note P to Consolidated Financial Statements.

E.       INVESTMENTS IN SECURITIES

         Investments in securities consist of the following at December 31, 1992 and 1993:

                                                                          1992                   1993
                                                                          ----                   ----
                                                                  Carrying    Market      Carrying    Market
                                                                   Value       Value       Value      Value
                                                                  --------    ------      --------    ------
                                                                                (in thousands)

Marketable equity securities  . . . . . . . . . . . . . . . .     $   4,383  $  8,424    $   2,274  $  8,529
Corporate bonds, notes and other securities
   (carrying value net of allowance for unrealized
   loss of $2,351,000 in 1992 and $2,000,000 in 1993) . . . .         6,444     6,921           82        77
                                                                  ---------  --------    ---------  --------
      Investments in securities - net   . . . . . . . . . . .     $  10,827  $ 15,345    $   2,356  $  8,606
                                                                  =========  ========    =========  ========


         During the years ended December 31, 1991, 1992 and 1993 the Company recorded net gains (losses) relating to investments in securities in the caption "interest and other income - net" in the Consolidated Statements of Operations (see Note L) in the amounts of $(30,000), $2,865,000 and $2,261,000, respectively.

         In March 1992, the Company purchased from a former indirect stockholder and director of the Company a 30% limited partnership interest in American Recreation Group, a New York limited partnership ("ARG"). The purchase price for the 30% limited partnership interest was $7,500,000. In March 1992, in open market purchases, the Company acquired approximately $11,000,000 principal amount of Riviera, Inc. ("Riviera") Floating Rate First Mortgage Notes (the "Riviera Notes"). The Riviera Notes were purchased at a cost of approximately $5,100,000. The above-mentioned former indirect stockholder and director of the Company was the sole owner of the capital stock of Riviera. In September 1992, the Company sold its investments in both ARG and the Riviera Notes for an aggregate of $14,500,000 (of which $10,000,000 was received in October, 1992, and the balance was received during January, 1993) and recognized a gain of approximately $1,900,000. Shortly after the receipt of the respective sale proceeds, the Company dividended these amounts to TPR.


F.       SHORT-TERM DEBT

         The weighted average interest rates and weighted average amounts of short-term debt outstanding during the years ended December 31, 1991, 1992 and 1993 were 10.6% and $7,921,000; 7.7% and $10,235,000; and 6.7% and $14,066,000,
respectively. The highest amount owed during such years were $14,786,000, $15,163,000 and $22,481,000, respectively.

         The average amount outstanding was determined by the average of month-end balances. The weighted average interest rate was determined by dividing interest expense on short-term debt by the average amount outstanding during the year.

         Cedar has a revolving loan commitment from two banks aggregating $25,000,000 for 1993 (approximately $3,000,000 unused at December 31, 1993) and $28,000,000 and $33,000,000 for 1994 and 1995, respectively. HCSL has a
$10,000,000 revolving loan commitment from two banks through December 31, 1997, which permits borrowings commencing January 1, 1995.

G.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1992 and 1993:

                                                                                       1992              1993
                                                                                       ----              ----
                                                                                            (in thousands)
            Compensation and payroll taxes  . . . . . . . . . . . . . . . . .       $     9,210       $   8,827
            Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,598           8,795
            Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .             4,915           1,004
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,766          11,401
                                                                                    -----------       ---------
               Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    29,489       $  30,027
                                                                                    ===========       =========


H.       LONG-TERM DEBT - NET

         Long-term debt consists of the following at December 31, 1992 and 1993:


                                                                                    Payable
        Description                                         Interest Rate *         Through       1992        1993
        -----------                                         ---------------         -------       ----        ----
                                                                                                   (in thousands)
TRI:
Bank loan (1) . . . . . . . . . . . . . . . . . . . . .         LIBOR                1995        $ 12,700  $   12,700
Bank loans  . . . . . . . . . . . . . . . . . . . . . .         LIBOR + 2.25%        1997          17,300      13,840
13.5% Senior subordinated debentures, net of
  unamortized debt discount of $1,375,000 in 1992
  (effective interest rate of 14.2%) (2)  . . . . . . .            13.5%             1993          64,123          --
Senior subordinated reset notes, net of
  unamortized debt discount of $1,209,000
  and $522,000 (effective interest rate of 15.4%) . . .            14.5%             1996           47,04     126,228

11.875% Senior subordinated notes, net of
  unamortized debt discount of $1,095,000 in 1993
  (effective interest rate of 12.1%)(4) . . . . . . . .          11.875%             2002              --     113,905

9.5% Junior subordinated debentures, net of
  unamortized debt discount of $2,911,000 and
  $2,505,000 (effective interest rate of 14.1%)(5). . .             9.5%             2005          15,089      15,495
Subsidiaries:
Bank loans and Industrial Revenue Bond
  financing (6) . . . . . . . . . . . . . . . . . . . .          Various             2005          62,389      59,589
Other . . . . . . . . . . . . . . . . . . . . . . . . .          Various             1993           1,365          --
                                                                                                 --------  ----------
     Total  . . . . . . . . . . . . . . . . . . . . . .                                           220,007     241,757
     Less current portion . . . . . . . . . . . . . . .                                            29,911      24,801
                                                                                                 --------  ----------
     Long-term debt - net . . . . . . . . . .  . . . . .                                         $190,096  $  216,956
                                                                                                 ========  ==========

____________________

* As prevailing on respective balance sheet dates. Such rates (other than the subordinated debt) generally "float" according to changes in the Prime or LIBOR rates. At December 31, 1993 such rates were approximately 6.0% and 3.5%, respectively.

1. On February 26, 1988, the Company entered into a loan agreement with a bank, pursuant to which the Company borrowed $12,000,000. Subsequently, such agreement was amended and the Company borrowed an additional $700,000.
One-half of the outstanding principal amount of the loans is due on February 28, 1994 and the balance is due on February 28, 1995.

2. The senior subordinated debentures (the "Debentures") were redeemable at the option of the Company at any time after May 1, 1992 at stipulated redemption prices. As described below, on March 30, 1993, the Company privately placed $115,000,000 principal amount of 11 7/8% Senior Subordinated Notes due 2002, Series A (the "11 7/8% Notes"). The Company used a portion of the net proceeds from the issuance of the 11 7/8% Notes to acquire all of the Company's $60,997,000 then outstanding principal amount of the Debentures.

3. The Senior Subordinated Reset Notes (the "Reset Notes") bear interest at 14.5% and mature on September 30, 1996. The Reset Notes are not subject to any mandatory sinking fund requirement.

4. On March 30, 1993, the Company privately placed $115,000,000 principal amount of the 11 7/8% Notes at 99% of principal amount (the "Offering"). The net proceeds to the Company from the Offering were approximately $109,700,000. Approximately $24,200,000 of such proceeds were used to acquire $21,500,000 principal amount of the Company's Reset Notes. In addition, approximately $63,900,000 of the proceeds were used in May, 1993 to acquire all of the Company's $60,997,000 then outstanding principal amount of the Debentures through utilization of the applicable sinking fund and optional redemption provisions of the Debentures. As a result of the redemptions and purchases described above, as well as the Company's acquisition of $4,500,000 principal amount of the Debentures in January 1993, the Company has recorded an extraordinary loss of $8,830,000 during 1993, including the write-off of applicable deferred debt issuance costs. Such loss has no current tax benefit.

On May 6, 1993, to satisfy its obligations with respect to the registration of the 11 7/8% Notes, the Company commenced an offer (the "Exchange Offer") to exchange up to $115,000,000 principal amount of its registered 11 7/8% Senior Subordinated Notes due 2002, Series B (the "New 11 7/8% Notes") for a like principal amount of the 11 7/8% Notes. The terms of the 11 7/8% Notes and the
New 11 7/8% Notes were identical in all material respects.   Pursuant to the
Exchange Offer, which expired on June 9, 1993, all outstanding 11 7/8% Notes were tendered and exchanged for New 11 7/8% Notes.

The New 11 7/8% Notes mature on July 1, 2002 and are redeemable at the option of the Company at any time after July 1, 1998 at stipulated redemption prices. There are no mandatory sinking fund requirements.

5. On November 28, 1986, the Company issued the junior subordinated debentures (the "9.5% Debentures") in the aggregate principal amount of $9,000,000, with interest payable from October 1, 1987 and quarterly thereafter. Such 9.5% Debentures were initially recorded at $6,700,000, the estimated value on the date of issue, and mature in 1998. During 1991, as described in Note M, the Company's redeemable preferred stock was converted into $9,000,000 principal amount of the Company's 9.5% Debentures. Subsequently, during 1991, the then holder of this $9,000,000 principal amount of 9.5% Debentures agreed to extend the maturity date of such principal amount by seven years to the year 2005. The carrying value of the 9.5% Debentures issued upon conversion of the redeemable preferred stock was equivalent to the previous carrying value of the preferred stock.

6. Industrial Revenue Bond financing permits an $11,250,000 term loan commitment in connection with the construction of a new plant in Vicksburg. As of December 31, 1993, $495,000 was outstanding relating to such facility. In addition, as of December 31, 1993 certain subsidiaries of the Company have unused bank credit lines of approximately $37,000,000. Such credit lines permit borrowings through December 31, 1995. Any amounts borrowed must be repaid over a ten year period ending in the year 2005.

                 The Reset Notes are pari passu with the New 11 7/8% Notes and are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and senior to the 9.5% Debentures.

                 Certain of the Company's and its subsidiaries' loan agreements and Indentures require the Company and/or the respective subsidiary to, among other things, maintain various financial ratios including minimum net worth, ratios of debt to net worth, interest and fixed charge coverage tests and current ratios. In addition, there are certain limitations on the Company's ability make certain Restricted Payments and Restricted

Investments (each as defined), etc. The Company is also required to offer to purchase a portion of the New 11 7/8% Notes and the Reset Notes if it fails to maintain minimum amounts of Junior Subordinated Capital (as defined). In the event of a Change in Control (as defined), the Company is required to offer to purchase all the New 11 7/8% Notes and Reset Notes as well as to repay certain bank loans. Certain of the respective instruments also limit the payment of dividends, capital expenditures and the incurring of additional debt and liens.

                 As of December 31, 1993, the Company and its subsidiaries are in compliance with the covenants of each of the respective loan agreements and Indentures.

                 The aggregate maturities of long-term debt are set forth below.

        Years Ending
        December 31,                                          (in thousands)
        ------------                                          --------------
        1994 . . . . . . . . . . . . . . . . . .                 $ 24,801
        1995 . . . . . . . . . . . . . . . . . .                   23,355
        1996 . . . . . . . . . . . . . . . . . .                   36,296
        1997 . . . . . . . . . . . . . . . . . .                    9,546
        1998 . . . . . . . . . . . . . . . . . .                   15,086
        Thereafter . . . . . . . . . . . . . . .                  136,795
        Unamortized debt discount  . . . . . . .                   (4,122)
                                                                 --------
              Total    . . . . . . . . . . . . .                 $241,757
                                                                 =========

                 Substantially all of the assets of HCL are subject to security interests in favor of the State of Israel and/or banks. In addition, substantially all of Cedar's, Vicksburg's and NMPC's assets are subject to security interests in favor of banks pursuant to loan agreements. The capital stock of HCL, Cedar, Vicksburg and NMPC has also been pledged to the banks pursuant to these agreements. The Company's common stock is pledged to secure the repayment obligations of TPR under a note issued by it to a former indirect shareholder of the Company.

                 During 1991, the Company acquired $10,153,000 principal amount of Debentures and Reset Notes, at a cost of $8,127,000, resulting in a net gain (pre-tax) to the Company, after the elimination of certain deferred costs, of $1,482,000. Such gain is reported as an extraordinary item in the accompanying Consolidated Statement of Operations.

                 Interest paid on the long-term debt obligations, net of capitalized interest, totaled $30,136,000, $26,386,000 and $21,852,000 for the years ended December 31, 1991, 1992 and 1993, respectively.


I.               OTHER LIABILITIES

                 Under Israeli law and labor agreements, HCL is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. These liabilities are covered by regular deposits to various severance pay funds and by payment of premiums to an insurance company for officers and non-factory personnel under approved plans. "Other liabilities" in the Consolidated Balance Sheets as of December 31, 1992 and 1993 include accruals of $2,097,000 and $2,116,000, respectively, for the estimated unfunded liability of complete severance of all HCL employees. Cost incurred was approximately $2,531,000, $1,673,000 and $1,857,000 for the years ended December 31, 1991, 1992 and 1993, respectively.

                 No information is available regarding actuarial present value of HCL's pension plans and the plans' net assets available for benefits, as these plans are multi-employer, external and independent of HCL.

                 Cedar has a defined benefit pension plan which covers all of the full-time employees of Cedar and Vicksburg. Funding of the plan is made through payment to various funds managed by a third party and is in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

                 Cedar's net pension cost for the years ended December 31, 1991, 1992 and 1993 included the following benefit and cost components:

                                                                         1991            1992            1993
                                                                         ----            ----            ----
                                                                                   (in thousands)
Service cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    481      $      540      $     552
Interest cost . . . . . . . . . . . . . . . . . . . . . . . . . . .         445             523            658
Amortization of unrecognized prior service cost . . . . . . . . . .          72              72            120
Actual return on plan assets  . . . . . . . . . . . . . . . . . . .        (403)           (526)          (592)
Amortization of unrecognized net transition obligation  . . . . . .          59              59             59
                                                                       --------      ----------      ---------
   Net pension cost . . . . . . . . . . . . . . . . . . . . . . . .    $    654      $      668      $     797
                                                                       ========      ==========      =========

                 The funded status and the amounts recognized in the Company's December 31, 1992 and 1993 Consolidated Balance Sheets for Cedar's benefit plan is as follows:

                                                                                  1992            1993
                                                                                  ----            ----
                                                                                   (in thousands)
                 Plan assets at market value  . . . . . . . . . . . . . . .     $ 6,332          $ 8,066
                 Actuarial present value of projected benefit obligation  .       7,362           10,222
                                                                                -------          -------
                 Funding status   . . . . . . . . . . . . . . . . . . . . .      (1,030)          (2,156)
                 Unrecognized net transition obligation   . . . . . . . . .         527              468
                 Unrecognized prior service cost  . . . . . . . . . . . . .         724            1,265
                 Unrecognized net (gain) loss   . . . . . . . . . . . . . .        (552)             762
                                                                                -------          -------
                 Prepaid (accrued) pension cost   . . . . . . . . . . . . .     $  (331)         $   339
                                                                                =======          =======

                 At December 31, 1992 and 1993 the actuarial present value of Cedar's vested benefit obligation was $6,036,000 and $7,115,000 and the accumulated benefit obligation was $6,329,000 and $7,533,000, respectively.

                 Actuarial assumptions used at December 31, 1992 and 1993 were as follows:

                                                                               1992            1993
                                                                               ----            ----
                 Discount rate  . . . . . . . . . . . . . . . . . . . . . .    8.25%           7.50%
                 Rate of increase in compensation levels  . . . . . . . . .     5.0%            5.0%
                 Expected long-term rate of return on assets  . . . . . . .     9.0%            9.0%


                 The unrecognized net transition obligation is being amortized on a straight-line basis over fifteen years beginning January 1, 1987.

                 Cedar and its subsidiaries and Eddy have profit sharing thrift plans designed to conform to Internal Revenue Code Section 401(k) and to the requirements of ERISA. The plans, which cover all full-time employees (and one of which includes Company headquarters employees), allow participants to contribute as much as 15% of their annual compensation, up to a maximum permitted by law, through salary reductions. The companies' contributions to the plans are based on a percentage of the participant's contributions, and the companies may make additional contributions to the plans at the discretion of their respective Boards of Directors. The contribution expense relating to the profit sharing thrift plans totaled $631,000, $653,000 and $595,000 for the years ended December 31, 1991, 1992 and 1993, respectively.

J.               COMMITMENTS AND CONTINGENCIES

                 Operating Leases

                 The Company and its subsidiaries are obligated under non-cancelable operating leases covering principally land and office facilities. At December 31, 1993, minimum annual rental commitments under these leases are:

         Years Ending
         December 31,                                          (in thousands)
         ------------                                          --------------
         1994 . . . . . . . . . . . . . . . . . .                   $ 1,451
         1995 . . . . . . . . . . . . . . . . . .                     1,307
         1996 . . . . . . . . . . . . . . . . . .                     1,152
         1997 . . . . . . . . . . . . . . . . . .                     1,143
         1998 . . . . . . . . . . . . . . . . . .                     1,143
         Thereafter . . . . . . . . . . . . . . .                     7,394
                                                                    -------
                     Total  . . . . . . . . . . .                   $13,590
                                                                    =======


                     Rent expense for 1991, 1992 and 1993 was $3,154,000,
$3,637,000 and $3,835,000, respectively, covering land, office facilities and equipment.

                     Purchase Commitment

                     HCL has an agreement for the purchase of potash which expires in 1999. The terms of the agreement require HCL to purchase a minimum quantity at the weighted average of the FOB Israeli port prices received by the seller for the immediately preceding quarter plus certain adjustments thereto. Based upon current prices and at current capacity, the annual commitment is approximately $15,000,000. There are currently no purchase commitments in excess of market prices.


K.                   INCOME TAXES

                     The Company's income tax provision for the years ended December 31, 1991, 1992 and 1993 consist of the following:

                                                                       1991            1992              1993
                                                                       ----            ----              ----
                                                                                  (in thousands)
    Currently payable (refundable):

      Federal   . . . . . . . . . . . . . . . . . . . . . . . .     $    (530)      $       --        $      --
      Foreign   . . . . . . . . . . . . . . . . . . . . . . . .        (5,451)          11,276            7,939
      State   . . . . . . . . . . . . . . . . . . . . . . . . .           678            1,232              301
                                                                     --------        ---------         --------
           Total  . . . . . . . . . . . . . . . . . . . . . . .        (5,303)          12,508            8,240
                                                                     --------        ---------         --------

    Deferred (benefit):
      Federal   . . . . . . . . . . . . . . . . . . . . . . . .            71               --               --
      Foreign   . . . . . . . . . . . . . . . . . . . . . . . .         7,840             (785)            (472)
      State   . . . . . . . . . . . . . . . . . . . . . . . . .           (26)            (492)             152
                                                                     --------        ----------        --------
                                                                        7,885           (1,277 )           (320)
                                                                     --------        ---------         ---------

           Total  . . . . . . . . . . . . . . . . . . . . . . .      $  2,582        $  11,231         $  7,920
                                                                     ========        =========         ========

                 Deferred income taxes (benefits) included in the Company's income tax provision consisted of the following:


                                                                      1991             1992               1993
                                                                      ----             ----               ----
                                                                                  (in thousands)
      Depreciation and property and equipment basis
           differences  . . . . . . . . . . . . . . . . . . . .     $  8,181        $   1,435         $ (1,110)
      Contract revenue recognition method   . . . . . . . . . .         (367)          (1,843)           1,185
      Net operating and capital loss carryforwards  . . . . . .           --           (1,239)          (6,945)
      Valuation allowance   . . . . . . . . . . . . . . . . . .           --            1,204            9,275
      Other - net   . . . . . . . . . . . . . . . . . . . . . .           71             (834)          (2,725)
                                                                    --------       ----------         --------
           Total  . . . . . . . . . . . . . . . . . . . . . . .     $  7,885        $  (1,277)       $    (320)
                                                                    ========        =========        =========


                 The provision for income taxes for the years ended December 31, 1991, 1992 and 1993 amounted to $2,582,000, $11,231,000 and $7,920,000, respectively, representing effective income tax rates of 12.7%, 48.3% and 72.1%, respectively. These amounts differ from the amounts of $6,890,000, $7,905,000 and $3,845,000, respectively, computed by applying the statutory Federal income tax rates to income before income taxes. The reasons for such variances from statutory rates were as follows:

                                                                      1991             1992               1993
                                                                      ----             ----               ----
      Statutory Federal rates   . . . . . . . . . . . . . . . .       34.0%             34.0%             35.0%
      Increase (decrease) in income tax rate resulting from:
           Israeli operations - net impact of Israeli statutory
               rate, effects of "inflation allowances",
               withholding taxes etc. . . . . . . . . . . . . .       13.1               3.3             (10.1)
           Refund of prior year Israeli taxes   . . . . . . . .      (35.0)               --                --
           Net losses for which
               there is no current tax benefit  . . . . . . . .        4.7              15.5              47.4
           Additional depletion expense   . . . . . . . . . . .       (6.2)             (6.6)             (2.9)
           State and local income taxes - net   . . . . . . . .        2.1               2.1               2.7
                                                                      ----              ----              ----
      Effective income tax rates  . . . . . . . . . . . . . . .       12.7%             48.3%             72.1%
                                                                      ====              ====              ====

                 At December 31, 1992 and 1993, deferred taxes (liabilities) consisted of the following:

                                                                                   1992                1993
                                                                                   ----                ----
                                                                                       (in thousands)
    Depreciation and property and equipment basis differences   . . . . . .     $    (16,173)    $    (15,063)
    Contract revenue recognition method   . . . . . . . . . . . . . . . . .            3,292            2,107
    Nondeductible reserves  . . . . . . . . . . . . . . . . . . . . . . . .            2,971            3,683
    Net operating loss carryforwards  . . . . . . . . . . . . . . . . . . .           10,860           18,973
    Capital loss and capital loss carryforwards   . . . . . . . . . . . . .            6,742            5,574
    Foreign tax credit carryovers   . . . . . . . . . . . . . . . . . . . .              792            3,000
    AMT credit carryovers   . . . . . . . . . . . . . . . . . . . . . . . .            1,693            1,693
    Investment tax credit carryovers  . . . . . . . . . . . . . . . . . . .              200              200
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,355            1,160
                                                                                ------------     ------------
    Deferred taxes - net, exclusive of valuation allowance  . . . . . . . .           11,732           21,327
    Valuation allowance   . . . . . . . . . . . . . . . . . . . . . . . . .          (23,228)         (32,503)
                                                                                ------------     ------------
    Deferred taxes - net  . . . . . . . . . . . . . . . . . . . . . . . . .     $    (11,496)    $    (11,176)
                                                                                =============    ============


                 At December 31, 1992, deferred tax assets of $2,382,000 are classified as "other current assets" and deferred tax liabilities of $13,878,000 are classified as "other liabilities". At December 31, 1993, deferred tax assets of $2,100,000 are classified as "other current assets" and deferred tax liabilities of $13,276,000 are classified as "other liabilities".

                 At December 31, 1993, the Company had various tax loss and credit carryovers which expire as follows:

                     Federal Net    State Net                           Foreign           Investment
                      Operating     Operating          Capital            Tax                 Tax
Expiration              Loss           Loss              Loss            Credit             Credit
- ----------           -----------    ---------          -------          -------           ----------
                                                    (in thousands)
1994  . . . . . .                                                        $     800
1995  . . . . . .                                    $    1,000
1997  . . . . . .                                        13,000
1998  . . . . . .                                                            2,200
2001  . . . . . .                                                                          $     200
2002 - 2005 . . .                   $   19,000
2006 - 2008 . . .     $41,000           33,000
                      -------       ----------       ----------          ---------         ---------
  Total   . . . .     $41,000       $   52,000       $   14,000          $   3,000         $     200
                      =======       ==========       ==========          =========         =========


                 Income tax has not been provided on unrepatriated earnings of HCL as it is the intention of the Company to reinvest such foreign earnings for indefinite periods in HCL's operations. The cumulative amount of such unrepatriated earnings at December 31, 1993 approximates $38 million.

                 Income taxes paid totalled approximately $3,300,000, $7,800,000 and $11,600,000, respectively, during the years ended December 31, 1991, 1992 and 1993. The amount paid for 1991 excludes an Israeli tax refund received by HCL relating to prior years amounting to $7,100,000.

L.               INTEREST AND OTHER INCOME - NET

                 Interest and other income - net for the years ended December 31, 1991, 1992 and 1993 consists of the following:

                                                                     1991             1992             1993
                                                                     ----             ----             ----
                                                                                 (in thousands)
    Interest and dividend income  . . . . . . . . . . . . . .      $   6,959        $   3,735          $  3,258
    Security gains (losses) - net   . . . . . . . . . . . . .            (30 )          2,865             2,261
    Gain on involuntary conversion (see Note D)   . . . . . .         10,000                --               --
    Other   . . . . . . . . . . . . . . . . . . . . . . . . .         (2,770 )          1,876               495
                                                                   ---------        ---------          --------
         Total  . . . . . . . . . . . . . . . . . . . . . . .      $  14,159        $   8,476          $  6,014
                                                                   =========        =========          ========


M.               REDEEMABLE PREFERRED STOCK

                 Redeemable preferred stock was issued to a then related party, Care Investors, Inc., on November 28, 1986. The dividend on the preferred stock was cumulative at the rate of $9.50 per share per annum and the preferred stock was convertible into 9.5% junior subordinated debentures due 1998, at the option of the Company or the holder. The preferred shares were initially recorded at $6,700,000, the estimated value on the date of issue. During January 1991 the preferred stock was converted into $9,000,000 principal amount of the Company's 9.5% junior subordinated debentures (see Note H).


N.               FAIR VALUE OF FINANCIAL INSTRUMENTS

                 The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                       December 31, 1992              December 31, 1993
                                                       -----------------              -----------------
                                                      Carrying     Estimated        Carrying    Estimated
                                                       Amount     Fair Value         Amount     Fair Value
                                                       ------     ----------         ------     ----------
                                                                        (in thousands)
Assets:
    Short-term investments (included within
       "other current assets")  . . . . . . . . .    $    7,504   $     8,655       $  34,529   $    34,895
    Investments in securities - net . . . . . . .        10,827        15,345           2,356         8,606

Liabilities:
    Long-term debt  . . . . . . . . . . . . . . .       220,007       227,000         241,757       246,330

Off-balance sheet financial instruments:
    Foreign currency contracts  . . . . . . . . .            --         3,900              --         2,400


                 Cash and Cash Equivalents, Accounts Receivable, Short-Term Debt, and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

                 Investments in Securities - The fair value of these securities (including short-term investments classified within "other current assets" in the accompanying Consolidated Balance Sheets) are estimated based on quoted market prices or recent sales for those or similar investments.

                 Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used on a discounted cash flow basis to estimate fair value for debt issues for which no market quotes are available.

                 Foreign Currency Contracts - The fair value of foreign currency contracts (used for hedging purposes) is estimated by obtaining quotes from brokers. The contractual amount of these contracts totals approximately $67,000,000 and $35,000,000 as of December 31, 1992 and 1993, respectively.

                 The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1992 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


O.               CONTINGENT LIABILITIES

                 For a description of certain legal proceedings pending against the Company, see Item 3 - "Legal Proceedings", which is an integral part of these financial statements. The Company is vigorously defending against the allegations described therein.

                 Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters referred to above should not have a material adverse effect on the financial position or future operations of the Company.

                 Also see "Environmental Matters" in Item 1 - "Business".


P.               SUBSEQUENT EVENTS

                 On January 27, 1994, HCL filed a registration statement with the Israeli Securities Authority (the "ISA") pursuant to which HCL would publicly offer in Israel, in an underwritten offering, units consisting of (i) shares of HCL common stock (the "HCL Shares") and (ii) options exercisable for HCL Shares. The terms of the proposed offering have not been finalized, and there can be no assurance that the ISA will declare the offering effective or that the offering will be consummated (considering, among other things, prevailing stock market conditions in Israel). If the proposed offering is consummated, the Company has determined that it would maintain beneficial ownership of not less than 90% of the HCL Shares upon issuance of the units and not less than 80% on a fully diluted basis. The Company anticipates that the net proceeds to be realized for the HCL Shares in the proposed offering, if consummated, would be substantially in excess of the Company's corresponding carrying value for the equity interest represented by such shares.

                 The net proceeds of the proposed offering may be used for any purpose authorized by the Board of Directors of HCL, including, without limitation, internal growth or the acquisition of new businesses. HCL does not currently have any agreements, commitments or understandings for acquiring any particular businesses and does not anticipate using any of the net proceeds to finance the construction of the K3 Plant.

                 On February 7, 1994, the smaller of the two potassium nitrate production units located in the Company's Haifa, Israel manufacturing facility was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company is currently reviewing various alternatives concerning the most effective and timely replacement of the damaged production unit and expects to replace the damaged unit within approximately twelve months. The Company believes that the impact of the loss of the facility, including the effect of business interruption, will be substantially covered by insurance. While the ultimate amount of the insurance recovery has not yet been determined, the Company expects that the insurance proceeds relating to the property damage will be for replacement value, which substantially exceeds the recorded carrying value of the damaged assets.

        CONDENSED FINANCIAL INFORMATION OF REGISTRANT       SCHEDULE III

                             TRANS-RESOURCES, INC.

                                 BALANCE SHEETS

                                                                                          December 31,
                                                                                          ------------
                                                                                     1992             1993
                                                                                     ----             ----
                                                                                         (in thousands)
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .    $     5,918        $    9,800
  Receivables and other current assets  . . . . . . . . . . . . . . . . . . .         13,285            35,474
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            736               891
                                                                                 -----------        ----------
         Total Current Assets   . . . . . . . . . . . . . . . . . . . . . . .         19,939            46,165

INVESTMENTS IN SECURITIES - net . . . . . . . . . . . . . . . . . . . . . . .          5,081                --

INVESTMENTS IN SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . . . .        144,151           131,861

DUE FROM SUBSIDIARIES - net . . . . . . . . . . . . . . . . . . . . . . . . .         15,453            19,402

OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,484            11,282
                                                                                 -----------        ----------

              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   192,108        $  208,710
                                                                                 ===========        ==========

               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .    $    10,935        $    9,810
  Accrued expenses and other current liabilities  . . . . . . . . . . . . . .          4,774             7,805
                                                                                 -----------        ----------
         Total Current Liabilities  . . . . . . . . . . . . . . . . . . . . .         15,709            17,615
                                                                                 -----------        ----------

LONG-TERM DEBT - net:
  Senior indebtedness, notes payable and other obligations  . . . . . . . . .         26,540            16,730
  Senior subordinated debt - net  . . . . . . . . . . . . . . . . . . . . . .        103,689           140,133
  Junior subordinated debt - net  . . . . . . . . . . . . . . . . . . . . . .         15,089            15,495
                                                                                 -----------        ----------
         Long-Term Debt - net (Note)  . . . . . . . . . . . . . . . . . . . .        145,318           172,358
                                                                                 -----------        ----------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,199             2,943
                                                                                 -----------        ----------

COMMON STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding   . . . . . . . . . . . . . . . . . . . . . .             --                --
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .            500               500
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,620            15,348
  Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . .           (238)              (54)
                                                                                 -----------        ----------
         Total Common Stockholder's Equity  . . . . . . . . . . . . . . . . .         28,882            15,794
                                                                                 -----------        ----------

              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   192,108        $  208,710
                                                                                 ===========        ==========

____________________

Note - The aggregate maturities of long-term debt during the next five years is approximately as follows: 1994 - $9,810,000; 1995 - $9,810,000;
         1996 - $30,210,000; 1997 - $3,460,000 and 1998 - $9,000,000.  Also,
         see Note H of Notes to Consolidated Financial Statements.

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT       SCHEDULE III
                                                                     (continued)

                             TRANS-RESOURCES, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1991, 1992 and 1993


                                                                     1991             1992           1993
                                                                     ----             ----           ----
                                                                                 (in thousands)
REVENUE - Equity in earnings of subsidiaries
  (including $167,000 credit representing the
  cumulative effect on prior years of the change
  in accounting for income taxes in 1992)   . . . . . . . . . .     $  38,940      $  30,345       $  22,458

COSTS AND EXPENSES  . . . . . . . . . . . . . . . . . . . . . .        (2,993)        (4,527)         (4,111)

INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . . . . .       (21,849)       (20,682)        (22,121)

INTEREST AND OTHER INCOME - net . . . . . . . . . . . . . . . .         2,068          4,970           5,797
                                                                    ---------      ---------       ---------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CHANGE IN
  ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . . .        16,166         10,106           2,023

INCOME TAX BENEFIT  . . . . . . . . . . . . . . . . . . . . . .         1,518          2,080           1,043
                                                                    ---------      ---------       ---------

INCOME BEFORE EXTRAORDINARY ITEM
  AND CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . . . . .        17,684         12,186           3,066

EXTRAORDINARY ITEM - Gain (loss) on repurchase
  of debt, net of income tax of $296,000 in 1991  . . . . . . .         1,186             --          (8,830)

CUMULATIVE EFFECT ON PRIOR YEARS OF
  CHANGE IN ACCOUNTING FOR INCOME TAXES   . . . . . . . . . . .            --            963              --
                                                                    ---------      ---------       ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . .     $  18,870      $  13,149       $  (5,764)
                                                                    =========      =========       =========

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT       SCHEDULE III
                                                                     (concluded)

                             TRANS-RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1991, 1992 and 1993

                                                                       1991          1992             1993
                                                                       ----          ----             ----
                                                                                (in thousands)
OPERATING ACTIVITIES AND WORKING CAPITAL
  MANAGEMENT:
  Operations:
      Net income (loss) . . . . . . . . . . . . . . . . . . . .     $  18,870      $  13,149       $  (5,764)
      Non-cash items:
         Unremitted earnings of subsidiaries  . . . . . . . . .       (12,797)       (25,213)         12,474
         Depreciation and amortization  . . . . . . . . . . . .         1,691          1,307           3,985
         Increase in other liabilities  . . . . . . . . . . . .           775            594             744
         Deferred taxes and other - net   . . . . . . . . . . .            43          1,125          (1,048)
                                                                    ---------      ---------       ---------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . .         8,582         (9,038)         10,391
  Working capital management:
      Receivables and other current assets  . . . . . . . . . .       (19,077)        23,171           4,926
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . .           (86)          (642)           (155)
      Accrued expenses and other current liabilities  . . . . .         5,909         (7,764)          3,816
                                                                    ---------      ---------       ---------
  Cash provided by (used in) operations and
      working capital management  . . . . . . . . . . . . . . .        (4,672)         5,727          18,978
                                                                    ---------      ---------       ---------

INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment  . . . . . . . . .          (945)           (28)            (75)
  Sales of marketable securities and
      short-term investments  . . . . . . . . . . . . . . . . .         2,622         12,578          12,435
  Purchases of marketable securities and
      short-term investments  . . . . . . . . . . . . . . . . .        (2,108)       (12,819)        (34,118)
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . .       (10,278)          (645)         (4,539)
                                                                    ---------      ---------       ---------
  Cash used in investment activities  . . . . . . . . . . . . .       (10,709)          (914)        (26,297)
                                                                    ---------      ---------       ---------

FINANCING ACTIVITIES:
  Increase in long-term debt  . . . . . . . . . . . . . . . . .            --             --         109,166
  Payments and current maturities of long-term debt   . . . . .        (3,803)          (475)        (90,457)
  Distribution to stockholders  . . . . . . . . . . . . . . . .        (3,064)       (13,136)         (7,508)
                                                                    ---------      ---------       ---------
  Cash provided by (used in) financing activities   . . . . . .        (6,867)       (13,611)         11,201
                                                                    ---------      ---------       ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . .       (22,248)        (8,798)          3,882

CASH AND CASH EQUIVALENTS:
  Beginning of year   . . . . . . . . . . . . . . . . . . . . .        36,964         14,716           5,918
                                                                    ---------      ---------       ---------
  End of year   . . . . . . . . . . . . . . . . . . . . . . . .     $  14,716      $   5,918       $   9,800
                                                                    =========      =========       =========


- ------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .     $  20,992      $  19,497       $  16,557
                                                                    =========      =========       =========
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .     $   2,614      $     506       $   2,100
                                                                    =========      =========       =========

                             TRANS-RESOURCES, INC.                    SCHEDULE V

                         PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (in thousands)

         COLUMN A                       COLUMN B     COLUMN C    COLUMN D          COLUMN E       COLUMN F
         --------                       --------     --------    --------          --------       --------

                                       BALANCE AT                                                BALANCE AT
                                       BEGINNING     ADDITIONS                  OTHER CHANGES      END OF
      CLASSIFICATIONS                  OF PERIOD      AT COST   RETIREMENTS      ADD (DEDUCT)      PERIOD
      ---------------                  ----------    ---------  -----------     -------------    ----------
Year Ended December 31, 1991:
- -----------------------------
  Land  . . . . . . . . . . . . . . .   $   1,891    $     225                                   $   2,116
  Buildings   . . . . . . . . . . . .      15,222        3,908    $  (1,346)                        17,784
  Machinery, plant and equipment  . .     131,047       39,784      (18,076)                       152,755
  Office furniture, equipment
    and water rights  . . . . . . . .       7,113        2,246         (105)                         9,254
  Construction-in-progress  . . . . .      34,400      (27,342)                                      7,058
                                        ---------    ---------    ---------        --------      ---------

    Total   . . . . . . . . . . . . .   $ 189,673    $  18,821    $ (19,527)       $     --      $ 188,967
                                        =========    =========    =========        ========      =========

Year Ended December 31, 1992:
- -----------------------------
  Land  . . . . . . . . . . . . . . .   $   2,116                                                $   2,116
  Buildings   . . . . . . . . . . . .      17,784    $   1,015                     $    (39)        18,760
  Machinery, plant and equipment  . .     152,755       24,693    $    (231)            674        177,891
  Office furniture, equipment
    and water rights  . . . . . . . .       9,254          561         (236)           (435)         9,144
  Construction-in-progress  . . . . .       7,058         (126)                                      6,932
                                        ---------    ---------    ---------        --------      ---------

    Total   . . . . . . . . . . . . .   $ 188,967    $  26,143    $    (467)       $    200      $ 214,843
                                        =========    =========    =========        ========      =========

Year Ended December 31, 1993:
- -----------------------------
  Land  . . . . . . . . . . . . . . .   $   2,116                                                $   2,116
  Buildings   . . . . . . . . . . . .      18,760    $   1,234                                      19,994
  Machinery, plant and equipment  . .     177,891        9,685    $     (10)                       187,566
  Office furniture, equipment
    and water rights  . . . . . . . .       9,144          872         (124)                         9,892
  Construction-in-progress  . . . . .       6,932       17,265                                      24,197
                                        ---------    ---------    ---------        --------

    Total   . . . . . . . . . . . . .   $ 214,843    $  29,056    $    (134)       $     --      $ 243,765
                                        =========    =========    =========        ========      =========

                              TRANS-RESOURCES, INC.                  SCHEDULE VI

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (in thousands)

         COLUMN A                       COLUMN B     COLUMN C    COLUMN D          COLUMN E       COLUMN F
         --------                       --------     --------    --------          --------       --------

                                                     ADDITIONS
                                       BALANCE AT   CHARGED TO                                   BALANCE AT
                                       BEGINNING     COSTS AND                  OTHER CHANGES      END OF
        DESCRIPTION                    OF PERIOD     EXPENSES   RETIREMENTS      ADD (DEDUCT)      PERIOD
        -----------                    ----------   ----------  -----------     -------------    ----------
Year Ended December 31, 1991:
- -----------------------------
  Buildings   . . . . . . . . . . . .   $   6,003    $   1,615    $  (1,275)                     $   6,343
  Machinery, plant and equipment  . .      55,419       15,851      (13,432)                        57,838
  Office furniture, equipment
    and water rights  . . . . . . . .       2,582        1,035          (82)                         3,535
  Excess of net assets acquired
    over related costs  . . . . . . .       8,528       (1,344)                                      7,184
                                        ---------    ---------    ---------        --------      ---------

    Total   . . . . . . . . . . . . .   $  72,532    $  17,157    $ (14,789)       $     --      $  74,900
                                        =========    =========    =========        ========      =========

Year Ended December 31, 1992:
- -----------------------------
  Buildings   . . . . . . . . . . . .   $   6,343    $   1,325                                   $   7,668
  Machinery, plant and equipment  . .      57,838       17,498    $     (84)                        75,252
  Office furniture, equipment
    and water rights  . . . . . . . .       3,535        1,044         (172)       $    (78)         4,329
  Excess of net assets acquired
    over related costs  . . . . . . .       7,184       (1,344)                                      5,840
                                        ---------       ------    ---------        --------      ---------

    Total   . . . . . . . . . . . . .   $  74,900    $  18,523    $    (256)       $    (78)     $  93,089
                                        =========    =========    =========        ========      =========

Year Ended December 31, 1993:
- -----------------------------
  Buildings   . . . . . . . . . . . .   $   7,668    $   1,646                                   $   9,314
  Machinery, plant and equipment  . .      75,252       18,405    $     (10)                        93,647
  Office furniture, equipment
    and water rights  . . . . . . . .       4,329        1,074          (96)                         5,307
  Excess of net assets acquired
    over related costs  . . . . . . .       5,840       (1,344)                                      4,496
                                        ---------    ---------    ---------        --------      ---------

    Total   . . . . . . . . . . . . .   $  93,089    $  19,781    $    (106)       $     --      $ 112,764
                                        =========    =========    =========        ========      =========

                             TRANS-RESOURCES, INC.                    SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                 (in thousands)

                  COLUMN A                                                          COLUMN B
                  --------                                                          --------

                    ITEM                                                 CHARGED TO COSTS AND EXPENSES
                    ----                                                 -----------------------------
                                                                     1991             1992             1993
                                                                     ----             ----             ----
Maintenance and repairs . . . . . . . . . . . . . . . . . . . .    $  27,648        $  28,381        $  25,582
                                                                   =========        =========        =========

Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,361        $   5,732        $   4,360
                                                                   =========        =========        =========

                             TRANS-RESOURCES, INC.

                               INDEX TO EXHIBITS

Exhibit                                   Description                                                Page No.
- -------                                   -----------                                                --------
   3.1              Certificate of Incorporation of the Company, as amended, filed as Exhibit
                    3.1 to the Company's Annual Report on Form 10-K for the year ended December
                    31, 1987 (the "1987 Form 10-K"), which is incorporated herein by reference.
                                                                                                       *

   3.2              By-laws of the Company, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K"),
                    which is incorporated herein by reference.                                         *

   4.1              Indenture, dated as of March 1, 1989, between the Company and First Alabama
                    Bank, as Trustee, relating to the Senior Subordinated Reset Notes due 1996, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1988 (the "1988 Form 10-K"), which is incorporated
                    herein by reference.                                                               *

   4.2              Indenture, dated as of March 30, 1993 between the Company and First Alabama
                    Bank, as Trustee, relating to the 11 7/8% Senior Subordinated Notes due
                    2002, filed as Exhibit 4.1 to the Registration Statement of the Company on
                    Form S-1, filed on April 16, 1993, as amended, Registration No. 33-61158
                    (the "1993 Form S-1"), which is incorporated herein by reference.
                                                                                                       *

   10.1             Potash Sales Agreement between Haifa Chemicals Ltd. and Dead Sea Works
                    Limited, dated January 1, 1980 (termination date extended to December 31,
                    1999), concerning the supply of potash, filed as Exhibit 10.2 to the
                    Registration Statement of the Company on Form S-1, filed on January 30,
                    1987, as amended, Registration No. 33-11634 (the "1987 Form S-1"), which is
                    incorporated herein by reference.                                                  *

   10.2             Manufacturing Processes Agreement between Haifa Chemicals Ltd. and Oil
                    Refineries Ltd., dated December 28, 1981, concerning the supply of steam and water, filed as Exhibit 10.6 to the 1987 Form S-1, which is incorporated
                    herein by reference.                                                               *

   10.3             Agreement of Use of Ammonia Pipeline between Haifa Chemicals Ltd. and Oil
                    Refineries Ltd., dated August 7, 1977, as amended, concerning the use of an ammonia pipeline, filed as Exhibit 10.8 to the 1987 Form S-1, which is
                    incorporated herein by reference.                                                  *

   10.4             Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated December
                    20, 1968, concerning real property, filed as Exhibit 10.9 to the 1987 Form
                    S-1, which is incorporated herein by reference.                                    *

   10.5             Lease between Haifa Chemicals Ltd.  and Oil Refineries Ltd.,  dated  March
                    31, 1974, concerning real property, filed as Exhibit 10.10 to the 1987 Form
                    S-1, which is incorporated herein by reference.                                    *

Exhibit                                   Description                                                Page No.
- -------                                   -----------                                                --------
   10.6             Lease between Haifa Chemicals  Ltd.  and Oil Refineries Ltd.,  dated  April
                    5, 1978, concerning real property, filed as Exhibit 10.11 to the 1987 Form
                    S-1, which is incorporated herein by reference.                                      *

   10.7             Lease between Haifa Chemical Ltd. and Oil Refineries Ltd., dated June 25,
                    1978, concerning real property, filed as Exhibit 10.12 to the 1987 Form S-1,
                    which is incorporated herein by reference.                                           *

   10.8             Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated September
                    25, 1986, concerning real property, filed as Exhibit 10.13 to the 1987 Form
                    S-1, which is incorporated herein by reference.                                      *

   10.9             Agreement between Haifa Chemicals Ltd. and The Port Authorities, dated
                    January 31, 1980 (termination date extended to June 1996), concerning real property, filed as Exhibit 10.15 to the 1987 Form S-1, which is incorporated
                    herein by reference.                                                                 *

   10.10            Agreement between the Company and Thomas G. Hardy, dated March 22, 1994, concerning incentive bonus compensation, including, as Exhibit A thereto,
                    the related Trust Agreement.                                                        E-4

   10.11            Loan Agreement, dated as of February 26, 1988, and Amendment No. 1 to Loan
                    Agreement, dated June 13, 1988, between the Company and Bank Hapoalim B.M.
                    (certain exhibits omitted) (the "1988 Bank Hapoalim Agreement"),  filed as
                    Exhibit 28.1 to the Company's Quarterly Report on Form  10-Q for the quarter ended June 30, 1988, which is incorporated herein by reference.
                                                                                                         *

   10.12            Amendment No. 2, dated March 17, 1989, to the 1988 Bank Hapoalim Agreement, and Pledge Agreement, dated March 20, 1989, between the Company, Bank
                    Hapoalim B.M. and Trust Company of Bank Hapoalim Ltd., filed as Exhibit
                    10.26 to the 1988 Form 10-K, which is incorporated herein by reference.
                                                                                                         *

   10.13            Letter agreement, dated April 13, 1989, amending the 1988 Bank Hapoalim
                    Agreement, between the Company and Bank Hapoalim B.M., filed as Exhibit
                    10.25 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1989 (the "1989 Form 10-K") which is incorporated herein by
                    reference.                                                                           *

   10.14            Sixth Amendment to Loan Agreement, dated as of April 25, 1991, amending the
                    1988 Bank Hapoalim Agreement, between the Company and Bank Hapoalim B.M., filed as Exhibit 10.14 to the 1991 Form 10-K, which is incorporated herein
                    by reference.                                                                        *

Exhibit                                   Description                                                Page No.
- -------                                   -----------                                                --------
   10.15            Amended and Restated Credit Agreement, dated as of June 2, 1993 (The
                    "Cedar/NMPC/Vicksburg Credit Agreement"), among Cedar Chemical Corporation,
                    New Mexico Potash Corporation, the Banks parties thereto and The First
                    National Bank of Boston, as Agent (exhibits and schedules omitted).               E-5


   10.16            Restated Amendment No. 1, dated as of November 10, 1993, to the
                    Cedar/NMPC/Vicksburg Credit Agreement (exhibits and schedules omitted).           E-6

   10.17            Loan Agreement, dated as of December 24, 1990, between the Company and Bank
                    Hapoalim (certain exhibits omitted) (the "1990 Bank Hapoalim Agreement"), filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the
                    year ended December 31, 1990, which is incorporated herein by reference.
                                                                                                        *

   10.18            Amendment No. 2, dated as of September 25, 1992, to the 1990 Bank Hapoalim
                    Agreement, filed as Exhibit 10.23 to the Registration Statement of the
                    Company on Form S-1, filed on October 20, 1992, as amended, Registration No.
                    33-53486 (the "1992 Form S-1"), which is incorporated herein by reference.
                                                                                                        *

   10.19            Tax Sharing Agreement, dated as of December 30, 1991, among TPR Investment
                    Associates, Inc., the Company, Eddy Potash, Inc., Nine West Corporation, TR
                    Media Corporation and Cedar Chemical Corporation, filed as Exhibit 10.23 to the 1991 Form 10-K, which is incorporated herein by reference.
                                                                                                        *

   10.20            Purchase Agreement, dated September 30, 1992, between the Company and Mardi
                    Gras Food Court, Inc., filed as Exhibit 10.26 to the 1992 Form S-1, which is
                    incorporated herein by reference.                                                   *

   10.21            Split Dollar Insurance Agreement, entered into as of August 26, 1988, between the Company and Arie Genger, filed as Exhibit 10.27 to the 1992 Form
                    S-1, which is incorporated herein by reference.                                     *

   10.22            Bond Purchase Agreement, dated November 10, 1993, among Mississippi Business
                    Finance Corporation, Vicksburg Chemical Company and the banks named as
                    Purchasers therein.                                                               E-7

   21               Subsidiaries of the Company.                                                      E-8

   24               Power of Attorney authorizing Lester W. Youner to sign this report and any amendments hereto on behalf of the principal executive officer and the
                    directors.                                                                        E-9

____________________


*        Incorporated by reference