Form 10-Q
period 1994-03-31
TRANS RESOURCES INC
filed 1994-05-12
CIK 810020

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


    [Mark One]

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1994

                                       OR

    /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From ----- To -----

                        Commission File Number 33-11634

                             TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                                     36-2729497
- - ---------------------------------------------------                 -------------------------------------------
(State or other jurisdiction of incorporation or                       (I.R.S. Employer Identification No.)
                 organization)

     9 West 57th Street, New York, New York                                          10019
- - ------------------------------------------------                    -------------------------------------------
    (Address of principal executive offices)                                      (Zip Code)

       Registrant's telephone number, including area code (212) 888-3044

                                ---------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes  X    No
                                     -----    ----

At May 11, 1994, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.


                                                  This Form 10-Q consists of
                                                16 pages. There are no Exhibits.

                                                                       Form 10-Q


                             TRANS-RESOURCES, INC.

                                Form 10-Q Index

                                 March 31, 1994


                                                                                                                        Page
                 PART I                                                                                                Number
                 ------                                                                                                ------

                 Item 1. -        Financial Statements (Unaudited):

                                  Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .              3

                                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .              4

                                  Consolidated Statement of Common Stockholder's Equity . . . . . . . . . . .              5

                                  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .              6

                                  Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . .              7

                 Item 2. -        Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .              9

                 PART II
                 -------

                 Item 1. -        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13

                 Item 6. -        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .             15

                 Signatures       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16




                                                                       Form 10-Q
                         PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                         Three Month Period
                                                                                           Ended March 31,
                                                                                        ---------------------
                                                                                         1994           1993
                                                                                        -------       -------
                                                                                                (000's)

REVENUES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $82,032       $85,014

COST AND EXPENSES:
   Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66,083        65,653
   General and administrative  . . . . . . . . . . . . . . . . . . . . . . . . .          9,784         8,998
                                                                                       --------      --------

OPERATING INCOME   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,165        10,363

   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,916)       (6,604)
   Interest and other income - net . . . . . . . . . . . . . . . . . . . . . . .         19,741         2,209
                                                                                       --------       -------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,990         5,968
                                                                                       --------      --------

INCOME TAX PROVISION:
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,990         3,241
   Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,912           193
                                                                                       --------      --------
                                                                                          9,902         3,434
                                                                                       --------      --------

INCOME BEFORE EXTRAORDINARY ITEM   . . . . . . . . . . . . . . . . . . . . . . .          9,088         2,534

EXTRAORDINARY ITEM - Loss on repurchase of
   debentures (no income tax benefit)  . . . . . . . . . . . . . . . . . . . . .           -           (3,724)
                                                                                       --------      --------

NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 9,088      $ (1,190)
                                                                                        =======      ========




           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,      December 31,
                                                                                    1994             1993
                                                                                 ----------     ------------
                                                                                        (Unaudited)
                                                                                          (000's)
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .            $ 10,999         $ 25,742
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .              67,860           55,681
   Inventories:
      Finished products . . . . . . . . . . . . . . . . . . . . . . . .              45,651           50,327
      Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . .              10,840           10,602
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . .              67,350           56,090
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . .              16,033           17,485
                                                                                   --------         --------
      Total Current Assets  . . . . . . . . . . . . . . . . . . . . . .             218,733          215,927

PROPERTY, PLANT AND EQUIPMENT - NET   . . . . . . . . . . . . . . . . .             141,192          131,001

OTHER ASSETS    . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20,824           18,937
                                                                                   --------         --------

      Total     . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $380,749         $365,865
                                                                                   ========         ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt   . . . . . . . . . . . . . . .            $ 24,928         $ 24,801
   Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .              25,668           22,481
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .              37,913           34,924
   Accrued expenses and other current liabilities   . . . . . . . . . .              28,203           30,027
                                                                                  ---------        ---------
      Total Current Liabilities . . . . . . . . . . . . . . . . . . . .             116,712          112,233
                                                                                  ---------        ---------

LONG-TERM DEBT:
   Senior indebtedness, notes payable and other obligations   . . . . .              60,031           61,328
   Senior subordinated indebtedness - net   . . . . . . . . . . . . . .             140,193          140,133
   Junior subordinated debentures - net   . . . . . . . . . . . . . . .              15,606           15,495
                                                                                  ---------        ---------
      Long-Term Debt - net  . . . . . . . . . . . . . . . . . . . . . .             215,830          216,956
                                                                                  ---------        ---------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .              27,636           20,882
                                                                                  ---------        ---------

COMMON STOCKHOLDER'S EQUITY:
   Common stock, $.01 par value, 3,000 shares authorized,
      issued and outstanding  . . . . . . . . . . . . . . . . . . . . .                   -                -
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . .                 505              500
   Retained earnings . . . . . . . .. . . . . . . . . . . . . . . . . .              20,195           15,348
   Cumulative translation adjustment  . . . . . . . . . . . . . . . . .                (129)             (54)
                                                                                  ---------        ---------
      Total Common Stockholder's Equity . . . . . . . . . . . . . . . .              20,571           15,794
                                                                                  ---------        ---------

      Total     . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $380,749         $365,865
                                                                                   ========         ========





           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q



                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                    Three Month Period Ended March 31, 1994
                                  (Unaudited)




                                                                  ADDITIONAL             CUMULATIVE
                                                        COMMON     PAID-IN    RETAINED  TRANSLATION
                                                        STOCK      CAPITAL    EARNINGS   ADJUSTMENT    TOTAL
                                                     -----------   ---------  ---------  ----------- ----------
                                                                               (000'S)
BALANCE, January 1, 1994  . . . . . . . .                 $ -         $500     $15,348      $(54)     $15,794

Activity for the three month
 period ended March 31, 1994:

 Net income . . . . . . . . . . . . . . .                                        9,088                  9,088

 Dividends paid . . . . . . . . . . . . .                                       (4,241)                (4,241)

 Net change during period . . . . . . . .                                5                   (75)         (70)
                                                     -----------   ---------  ---------  ----------- ----------
BALANCE, March 31, 1994 . . . . . . . . .                 $ -         $505     $20,195     $(129)     $20,571
                                                     ===========   =========  =========  =========== ==========





           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Three Month Period
                                                                                      Ended  March 31,
                                                                                   ---------------------
                                                                                   1994             1993
                                                                                   ----             ----
                                                                                          (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
   MANAGEMENT:
 Operations:
   Net income (loss)     . . . . . . . . . . . . . . . . . . . . . . . . . .      $9,088          $(1,190)
   Items not requiring (providing) cash:
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .       5,528            6,238
      Increase in other liabilities  . . . . . . . . . . . . . . . . . . . .         164              145
      Deferred taxes and other - net   . . . . . . . . . . . . . . . . . . .       6,047             (235)
                                                                                 -------          -------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,827            4,958
Working capital management:
   Accounts receivable and other current assets  . . . . . . . . . . . . . .     (41,681)         (11,888)
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,438           (7,480)
   Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,452            1,054
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,989            4,806
   Accrued expenses and other current liabilities  . . . . . . . . . . . . .      (1,039)          (1,047)
                                                                                --------         --------
      Cash used by operations and working
         capital management  . . . . . . . . . . . . . . . . . . . . . . . .     (13,014)          (9,597)
                                                                                --------         --------

INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment  . . . . . . . . . . . . . . . .     (18,517)          (5,466)
 Purchases of marketable securities and other short-term investments . . . .      (4,376)             -
 Sales of marketable securities and other short-term investments . . . . . .      17,795            6,363
 Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,585             (328)
                                                                                --------         --------
      Cash provided (used) by investment activities. . . . . . . . . . . . .      (3,513)             569
                                                                                --------         --------

FINANCING ACTIVITIES:
 Increase in short-term debt . . . . . . . . . . . . . . . . . . . . . . . .       3,187            2,400
 Increase in long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .       7,613          109,532
 Repurchases, payments and current maturities of long-term debt    . . . . .      (9,016)         (29,792)
 Distributions to stockholder. . . . . . . . . . . . . . . . . . . . . . . .         -             (6,111)
                                                                               ---------         --------
      Cash provided by financing activities  . . . . . . . . . . . . . . . .       1,784           76,029
                                                                                --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . .     (14,743)          67,001

CASH AND CASH EQUIVALENTS:
 Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,742           54,745
                                                                                --------           ------

 End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $10,999         $121,746
                                                                                ========         ========

           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q


                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Other Matters

        The consolidated financial statements of Trans-Resources, Inc. (the

"Company"), include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions.  The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two

wholly-owned subsidiaries, New Mexico Potash Corporation ("NMPC") and Vicksburg

Chemical Company; Eddy Potash, Inc. ("Eddy"); and Haifa Chemicals Ltd., an

Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals

South Ltd. ("HCSL").  The Company is a wholly-owned subsidiary of TPR Investment

Associates, Inc., a privately-held corporation.  Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

        The Company is a multinational manufacturer of specialty plant nutrients, organic chemicals, industrial chemicals and potash and distributes its products in over 80 countries.  The Company is the world's largest producer of potassium nitrate, which is marketed by the Company principally under the brand names K-Power domestically and Multi-K internationally.  The Company is also the world's largest producer of propanil, the leading rice herbicide.  In addition, the Company is the largest United States producer of potash.

        On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the

Company's potassium nitrate production capacity.  The Company currently expects to replace the damaged unit in early 1995.  The Company believes that the impact of the loss of the facility, including the effect of business interruption, will be substantially covered by insurance.  While the ultimate amount of the insurance recovery has not yet been fully determined, the Company expects that the insurance proceeds relating to the property damage will be for replacement value, which is estimated to be $20 to $25 million greater than the recorded carrying value of the damaged assets.  Accordingly, during the three month period ended March 31, 1994,  HCL  has recorded an estimated gain of approximately

$20 million (approximately $14 million after related income taxes).  Such pre-tax gain is included in the caption "Interest and other income-net" in the accompanying Consolidated Statements of Operations.

        Effective January 1, 1994, the Company adopted Statement of Financial

Accounting Standards No. 115, "Accounting for Certain Investments in Debt and

Equity Securities" ("SFAS 115").  This statement requires the Company to classify its equity and fixed maturity securities as available-for-sale and reported at fair value, with unrealized gains and losses included as a separate component of stockholder's equity.  The adoption of SFAS 115 did not have an effect on the Company's consolidated financial position or results of operations.

        In the opinion of management, the unaudited consolidated financial statements for the three month periods ended March 31, 1994 and 1993,

respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods.

The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year.  It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form

10-K for the fiscal year ended December 31, 1993 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.



                                                                       Percentage
                                                                       of Revenues                Period
                                                                    ----------------                to
                                                                      Three Month                 Period
                                                                      Period Ended                Changes
                                                                        March 31,                ---------
                                                                    ----------------              Increase
                                                                    1994         1993            (Decrease)
                                                                    ----         ----            ----------
Revenues     . . . . . . . . . . . . . . . . . . . . . . . . .     100.0%       100.0%              (3.5)%

Costs and expenses:
   Cost of goods sold  . . . . . . . . . . . . . . . . . . . .      80.6         77.2                 .7
   General and administrative  . . . . . . . . . . . . . . . .      11.9         10.6                8.7
                                                                    ----         ----

Operating income . . . . . . . . . . . . . . . . . . . . . . .       7.5         12.2              (40.5)

   Interest expense  . . . . . . . . . . . . . . . . . . . . .      (8.4)        (7.8)               4.7
   Interest and other income - net . . . . . . . . . . . . . .      24.1          2.6              793.7
                                                                    ----         ----

Income before income taxes and extraordinary item  . . . . . .      23.2          7.0              218.2

Income tax provision . . . . . . . . . . . . . . . . . . . . .      12.1          4.0              188.4
                                                                    ----         ----

Income before extraordinary item . . . . . . . . . . . . . . .      11.1          3.0              258.6

Extraordinary item - net . . . . . . . . . . . . . . . . . . .         -         (4.4)             100.0
                                                                    ----         ----

Net income (loss)   . . . . . . . . . . . . . . . . . . . .         11.1%        (1.4)%            863.7%
                                                                    ====        =====             ======


                                                                       Form 10-Q

RESULTS OF OPERATIONS

        Three month period ended March 31, 1994 compared with the three month period ended March 31, 1993:

        Revenues decreased by 3.5% to $82,032,000 in 1994 from $85,014,000 in

1993, a decrease of $2,982,000, resulting from decreased sales of (i) specialty plant nutrients and industrial chemicals ($3,900,000), principally due to the unfavorable effect of certain weakened European currencies in relation to the

U.S. dollar (including those covered by forward exchange contracts) in the 1994 period as compared to the corresponding prior period, and (ii) organic chemicals

($2,900,000), partially offset by increased sales of potash and chlorine

($3,800,000).

        Cost of goods sold as a percentage of revenues increased to 80.6% in

1994 compared with 77.2% in 1993, primarily due to (i) the above-mentioned weakened European currencies, (ii) the cancellation of the program of exchange rate insurance by the Israeli Government in August 1993, (iii) lower margins realized in the organic chemicals business and (iv) lower potash selling prices. Gross profit was $15,949,000 in 1994 compared with $19,361,000 in 1993,

a decrease of $3,412,000, with such decrease primarily being the result of the decline in revenues.  General and administrative expense increased to $9,784,000 in 1994 from $8,998,000 in 1993 (11.9% of revenues in 1994 compared with 10.6%

in 1993), with the increase of $786,000 principally due to increased selling and marketing expenses for organic chemicals and specialty plant nutrients.

        As a result of the matters described above, the Company's operating income decreased by $4,198,000 to $6,165,000 in 1994 as compared with

$10,363,000 in 1993.

        Interest expense did not significantly change during the periods

($6,916,000 in 1994 compared with $6,604,000 in 1993).  Interest and other income - net increased in 1994 by $17,532,000, principally as the result of the

$20,000,000 pre-tax gain relating to the February, 1994 fire at HCL (see Notes to Unaudited Consolidated Financial Statements), partially offset by lower security gains in the 1994 period.

        As a result of the above factors, income before income taxes and extraordinary item increased by $13,022,000 in 1994.  The provision for income taxes decreased to 52.1% of pre-tax income in 1994 from

57.5% of pre-tax income in 1993.  The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the

U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

        In the 1993 period the Company acquired $4,500,000 principal amount of its 13 1/2% Senior Subordinated Debentures and $21,500,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $3,724,000.

Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations.  No debt was acquired in the 1994 period.

CAPITAL RESOURCES AND LIQUIDITY

        The Company's consolidated working capital at March 31, 1994 and

December 31, 1993 was $102,021,000 and $103,694,000, respectively.  During the three month period ended March 31, 1994, the Company dividended certain short-term investments to its parent.  The carrying value of these investments on the dividend date ($4,241,000) approximated market value.

CAPITAL EXPENDITURES

        During the first three months of 1994 (excluding the HCSL facility (the

"K3 Plant") described below and the reconstruction of the production unit damaged by fire in February 1994) the Company invested approximately $4,500,000 in capital expenditures.  The Company currently anticipates that capital expenditures for the remainder of the fiscal year (excluding the K3 Plant and the reconstruction of the damaged production unit) will aggregate approximately

$30,500,000, which will be used primarily for increasing certain production capacity and efficiency and for product diversification, including the construction of a new potassium carbonate manufacturing facility scheduled for completion in the fourth quarter of 1994.  During 1993 the Company commenced construction of the K3 Plant, which is estimated to cost approximately

$88,000,000, with approximately $37,000,000 of such cost being provided by grants and other entitlements from the Israeli Government.  Capital expenditures in connection with the K3 Plant (net of Israeli Government grants) amounted to approximately $16,000,000 in 1993.  The Company currently anticipates completing the construction of the K3 Plant in the fourth quarter of 1994.  During the three month period ended March 31, 1994, the Company invested approximately

$12,000,000 in connection with the K-3 plant

(net of Israeli Government grants) and approximately $2,000,000 in connection with the replacement of the damaged production unit.  The Company expects to be able to finance its capital expenditures from internally generated funds,

borrowings from traditional lending sources and, where applicable, Israeli

Government grants and entitlements and, with respect to the damaged production unit, the proceeds from its insurance coverage.

                                                                       Form 10-Q
                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    As previously disclosed (most recently in the Form 10-K), beginning in

April 1993 a number of class of action lawsuits were filed in several United

States District Courts against the major Canadian and United States potash producers, including Eddy and NMPC.  The purported class actions were on behalf of all purchasers of potash from any of the defendants or their respective affiliates, at any time during the period of April 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States anti-trust laws.  The complaints sought unspecified treble damages, attorneys fees and injunctive relief against the defendants.  In addition, on or about May 27, 1993 a purported class action seeking similar relief was filed against the major potash producers, including Eddy and NMPC, in the Superior Court of the State of California for the County of Los Angeles on behalf of Angela Coleman and a class consisting of all California indirect purchasers of potash, alleging violation of specified California statutes.  This action was removed to the

United States District Court for the Central District of California.  Pursuant

to an order of the Judicial Panel for Multidistrict Litigation, all of these actions have been consolidated for pretrial purposes in the United States

District Court for Minnesota, where the initial such action and several others had been commenced.

    Ruling on motions filed by the defendants, the Minnesota District Court ordered that Federal plaintiffs wishing to continue their actions file amended complaints.  On or about March 1, 1994 certain of the Federal plaintiffs filed a second amended and consolidated class action complaint, and a first amended complaint was filed in the Coleman action.  Certain other Federal plaintiffs filed a consolidated second class action complaint on or about April 12, 1994.

The later filed complaint names Cedar (in addition to Eddy and NMPC and other defendants) as a defendant.  On March 14, 1994, the Court scheduled the trial to begin on or about January 1, 1996.  On or about April 1, 1994, Eddy and NMPC answered the amended complaints
filed on or about March 1, 1994, denying the material allegations of the complaints.  Answers to the later filed complaint are not yet due.

    On or about March 29, 1994, an action captioned Neve Bros. et al. v. Potash

Corporation of Saskatchewan, et al., was commenced in the Superior Court of

California for the City and County of San Francisco.  Eddy, NMPC, Cedar, Nine

West Corporation (a Company subsidiary which is the direct parent corporation of Cedar) and the Company are among the named defendants.  This action, brought on behalf of a class of indirect purchasers of potash under California statutes, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief.  This action was removed to the United States District Court for the

Northern District of California.  Defendants are seeking to consolidate this action for pretrial purposes with the actions pending in Minnesota.  Plaintiffs have moved to remand the action to state court.

    Management has no knowledge of any conspiracy of the type alleged in these complaints.

    As disclosed in the Form 10-K, on or about November 26, 1993 Eddy and NMPC

(and other major potash producers) were served with subpoenas issued by the

United States District Court for the Northern District of Ohio to produce documents to a grand jury authorized by the U.S. Department of Justice

Antitrust Division ("DOJ") to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions described above.  A salesman employed by the sales group for Eddy and NMPC has been subpoenaed to testify before the grand jury.  Eddy and NMPC are cooperating with DOJ in connection with the subpoenas.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    None.

(b) Reports on Form 8-K.

    A Form 8-K (Item 5) was filed on February 14, 1994, concerning the February 7, 1994 fire at the Company's Haifa, Israel manufacturing facility. See Notes to Unaudited Consolidated Financial Statements above.

                                                                       Form 10-Q



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       TRANS-RESOURCES, INC.
                                                   ----------------------------
                                                              (Registrant)




Date:  May 11, 1994                                      Lester W. Youner
                                                   -----------------------------
                                                   Vice President, Treasurer and
                                                       Chief Financial Officer