Form 10-Q
period 1994-06-30
TRANS RESOURCES INC
filed 1994-08-12
CIK 810020

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


         [Mark One]

         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1994

                                       OR

         /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From _____ To _____

                        Commission File Number 33-11634

                             TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                                         36-2729497
- - ----------------------------------------------                         ------------------------------------
(State or other jurisdiction of incorporation                          (I.R.S. Employer Identification No.)
             or organization)

   9 West 57th Street, New York, New York                                              10019
- - ----------------------------------------------                         ------------------------------------
  (Address of principal executive offices)                                           (Zip Code)

       Registrant's telephone number, including area code (212) 888-3044
                                                           -------------
                                ---------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X  NO
                                    ----    ----

At August 11, 1994, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                       Form 10-Q


                             TRANS-RESOURCES, INC.

                                Form 10-Q Index

                                 June 30, 1994


                                                                                                       Page
PART I                                                                                                Number
- - ------                                                                                                ------
Item 1. -        Financial Statements (Unaudited):

                 Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .              3

                 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .              4

                 Consolidated Statement of Common Stockholder's Equity . . . . . . . . . . .              5

                 Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .              6

                 Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . .              7

Item 2. -        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .              9

PART II
- - -------

Item 1. -        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14

Item 6. -        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .             15

Signatures       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16

                                                                       Form 10-Q
                         PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three Month Period          Six Month Period
                                                                 Ended June 30,             Ended June 30,
                                                              --------------------       --------------------
                                                               1994         1993          1994         1993
                                                             --------     --------      --------     --------
                                                                                  (000's)
REVENUES  . . . . . . . . . . . . . . . . . . . . . .        $92,963       $99,592     $174,995      $184,606

COST AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . .         72,856        78,579      138,939       144,232
    General and administrative  . . . . . . . . . . .          9,748        10,481       19,532        19,479
                                                             -------       -------     --------    ----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .         10,359        10,532       16,524        20,895

    Interest expense  . . . . . . . . . . . . . . . .         (7,452)       (7,499)     (14,368)      (14,103)
    Interest and other income - net   . . . . . . . .         (4,490)        1,145       15,251         3,354
                                                             -------       -------     --------      --------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM  . . . . . . . . . . . . .         (1,583)        4,178       17,407        10,146
                                                             -------       -------     --------      --------

INCOME TAX PROVISION:
    Current   . . . . . . . . . . . . . . . . . . . .            956         2,067        4,946         5,308
    Deferred  . . . . . . . . . . . . . . . . . . . .            883           556        6,795           749
                                                             -------       -------     --------      --------
                                                               1,839         2,623       11,741         6,057
                                                             -------       -------     --------      --------

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM  . . . . . . . . . . . . . . .         (3,422)        1,555        5,666         4,089

EXTRAORDINARY ITEM - Loss on repurchase of
    subordinated debt (no income tax benefit)   . . .            -          (5,106)         -          (8,830)
                                                            --------      --------     --------      --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .       $ (3,422)     $ (3,551)    $  5,666      $ (4,741)
                                                            ========      ========     ========      ========



           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,       December 31,
                                                                                   1994             1993
                                                                                ----------     --------------
                                                                                (Unaudited)
                                                                                          (000's)
                                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .               $ 58,654         $ 25,742
    Accounts receivable   . . . . . . . . . . . . . . . . . . . .                 73,602           55,681
    Inventories:
         Finished products  . . . . . . . . . . . . . . . . . . .                 34,966           50,327
         Raw materials  . . . . . . . . . . . . . . . . . . . . .                 12,096           10,602
    Other current assets  . . . . . . . . . . . . . . . . . . . .                 47,680           56,090
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .                 14,831           17,485
                                                                                --------         --------
         Total Current Assets . . . . . . . . . . . . . . . . . .                241,829          215,927

PROPERTY, PLANT AND EQUIPMENT - NET . . . . . . . . . . . . . . .                160,700          131,001

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .                120,911           18,937
                                                                                --------         --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $523,440         $365,865
                                                                                ========         ========

                         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . .               $ 23,475         $ 24,801
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . .                 28,888           22,481
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                 44,581           34,924
    Accrued expenses and other current liabilities  . . . . . . .                 36,194           30,027
                                                                               ---------        ---------
         Total Current Liabilities  . . . . . . . . . . . . . . .                133,138          112,233
                                                                               ---------        ---------

LONG-TERM DEBT:
    Senior indebtedness, notes payable and other obligations  . .                190,396           61,328
    Senior subordinated indebtedness - net  . . . . . . . . . . .                140,255          140,133
    Junior subordinated debentures - net  . . . . . . . . . . . .                 15,720           15,495
                                                                               ---------        ---------
         Long-Term Debt - net . . . . . . . . . . . . . . . . . .                346,371          216,956
                                                                               ---------        ---------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .                 26,923           20,882
                                                                               ---------        ---------

COMMON STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding . . . . . . . . . . . . . . . . .                     -                -
    Additional paid-in capital  . . . . . . . . . . . . . . . . .                    505              500
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                 16,773           15,348
    Cumulative translation adjustment   . . . . . . . . . . . . .                   (250)             (54)
    Unrealized gains (losses) on securities   . . . . . . . . . .                    (20)              -
                                                                               ---------        ---------
         Total Common Stockholder's Equity  . . . . . . . . . . .                 17,008           15,794
                                                                               ---------        ---------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $523,440         $365,865
                                                                                ========         ========





           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q



                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                      Six Month Period Ended June 30, 1994
                                  (Unaudited)


                                                       ADDITIONAL                       CUMULATIVE        UNREALIZED
                                       COMMON           PAID-IN        RETAINED        TRANSLATION     GAINS (LOSSES)
                                        STOCK           CAPITAL        EARNINGS         ADJUSTMENT      ON SECURITIES     TOTAL
                                        -----           -------        --------        -----------      -------------     -----

                                                                                 (000'S)
BALANCE, January 1, 1994  . . .             $ -            $500          $15,348           $(54)             -           $15,794

Activity for the six month
 period ended June 30, 1994:

 Net income . . . . . . . . . .                                            5,666                                           5,666

 Dividends paid . . . . . . . .                                           (4,241)                                         (4,241)

 Net change during period . . .                               5                            (196)             (20)           (211)
                                         -------         ------        ---------         ------          -------         -------

BALANCE, June 30, 1994  . . . .           $   -            $505          $16,773          $(250)         $   (20)        $17,008
                                         =======           ====          =======          =====          =======         =======





           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Six Month Period
                                                                                      Ended  June 30,
                                                                                      --------------------
                                                                                   1994               1993
                                                                                   ----               ----
                                                                                           (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
   MANAGEMENT:
 Operations:
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .          $ 5,666          $(4,741)
         Items not requiring (providing) cash:
             Depreciation and amortization  . . . . . . . . . . . . . .           11,308           13,629
             Increase in other liabilities  . . . . . . . . . . . . . .              112              537
             Deferred taxes and other - net . . . . . . . . . . . . . .            7,368             (577)
                                                                                 -------          -------
                  Total . . . . . . . . . . . . . . . . . . . . . . . .           24,454            8,848
    Working capital management:
         Accounts receivable and other current assets . . . . . . . . .          (34,331)         (43,811)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           13,867            2,080
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .            2,654            1,085
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .            9,657            6,300
         Accrued expenses and other current liabilities . . . . . . . .            6,952           (1,885)
                                                                                --------         --------
             Cash provided (used) by operations and working
                  capital management  . . . . . . . . . . . . . . . . .           23,253          (27,383)
                                                                                --------         --------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . .          (43,191)         (11,098)
    Purchases of marketable securities and other short-term investments         (103,829)             -
    Sales of marketable securities and other short-term investments   .           23,790            6,700
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .             (141)          (1,632)
                                                                               ---------         --------
             Cash used by investment activities . . . . . . . . . . . .         (123,371)          (6,030)
                                                                                --------         --------

FINANCING ACTIVITIES:
    Increase in short-term debt   . . . . . . . . . . . . . . . . . . .            6,407              655
    Increase in long-term debt  . . . . . . . . . . . . . . . . . . . .          161,132          111,946
    Repurchases, payments and current maturities of long-term debt  . .          (34,509)         (97,641)
    Distributions to stockholder  . . . . . . . . . . . . . . . . . . .              -             (6,911)
                                                                                --------         --------
             Cash provided by financing activities  . . . . . . . . . .          133,030            8,049
                                                                                --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .           32,912          (25,364)

CASH AND CASH EQUIVALENTS:
    Beginning of period   . . . . . . . . . . . . . . . . . . . . . . .           25,742           54,745
                                                                                 -------          -------

    End of period   . . . . . . . . . . . . . . . . . . . . . . . . . .          $58,654          $29,381
                                                                                 =======          =======

           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q


                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Other Matters

         The consolidated financial statements of Trans-Resources, Inc. (the "Company") include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, New Mexico Potash Corporation ("NMPC") and Vicksburg Chemical Company; Eddy Potash, Inc. ("Eddy"); and Haifa Chemicals Ltd., an Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals South Ltd. ("HCSL"). The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc., a privately-held corporation. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

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

         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company currently expects to replace the damaged unit in early 1995. The Company believes that the impact of the loss of the facility, including the effect of business interruption, will be substantially covered by insurance. While the ultimate amount of the insurance recovery has not yet been fully determined, the Company expects that the insurance proceeds relating to the property damage will be for replacement value, which is estimated to be $20 to $25 million greater than the recorded carrying value of the damaged assets. Accordingly, during the six month period ended June 30,1994, HCL has recorded an estimated gain of approximately

$20 million less a provision for certain estimated costs related to the fire of approximately $1.1 million. Such pre-tax gain of approximately $18.9 million is included in the caption "interest and other income-net" in the accompanying Consolidated Statements of Operations.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" for certain information regarding a loan agreement with a bank entered into by the Company on June 30, 1994.

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires the Company to classify its equity and fixed maturity securities as available-for-sale and reported at fair value, with unrealized gains and losses included as a separate component of stockholder's equity. The adoption of SFAS 115 did not have a significant effect on the Company's consolidated financial position or results of operations.

         In the opinion of management, the unaudited consolidated financial statements for the six month periods ended June 30, 1994 and 1993, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended June 30, 1994 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.



                                                  Percentage                        Percentage
                                                  of Revenues         Period        of Revenues        Period
                                                  -----------           to          -----------          to
                                                  Three Month         Period        Six Month          Period
                                                 Period Ended         Changes      Period Ended        Changes
                                                    June 30,          -------        June 30,          -------
                                                 -------------       Increase      ------------       Increase
                                                 1994     1993      (Decrease)     1994     1993     (Decrease)
                                                 ----     ----      ----------     ----     ----     ----------
Revenues  . . . . . . . . . . . . . . . . .     100.0%   100.0%        (6.7)%     100.0%   100.0%       (5.2)%

Costs and expenses:
    Cost of goods sold  . . . . . . . . . .      78.4     78.9         (7.3)       79.4     78.1        (3.7)
    General and administrative expense. . .      10.5     10.5         (7.0)       11.2     10.6          .3
                                                 ----     ----                     ----     ----

Operating income  . . . . . . . . . . . . .      11.1     10.6         (1.6)        9.4     11.3       (20.9)

    Interest expense  . . . . . . . . . . .      (8.0)    (7.5)         (.6)       (8.2)    (7.6)        1.9
    Interest and other income - net   . . .      (4.8)     1.1       (492.1)        8.7      1.8       354.7
                                                 ----     ----                     ----     ----

Income (loss) before income taxes and
    extraordinary item  . . . . . . . . . .      (1.7)     4.2       (137.9)        9.9      5.5        71.6

Income tax provision  . . . . . . . . . . .       2.0      2.6        (29.9)        6.7      3.3        93.8
                                                 ----     ----                     ----     ----

Income (loss) before
    extraordinary item  . . . . . . . . . .      (3.7)     1.6       (320.1)        3.2      2.2        38.6

Extraordinary item - net  . . . . . . . . .      -        (5.2)       100.0         -       (4.8)      100.0
                                                ----      ----                     ----     ----

Net income (loss) . . . . . . . . . . . . .      (3.7)%   (3.6)%        3.6%        3.2%    (2.6)%     219.5%
                                                =====    =====         ====        ====    =====       =====

                                                                       Form 10-Q

RESULTS OF OPERATIONS

    Three month period ended June 30, 1994 compared with the three month period ended June 30, 1993:

    Revenues decreased by 6.7% to $92,963,000 in 1994 from $99,592,000 in 1993, a decrease of $6,629,000, resulting from decreased sales of (i) specialty plant nutrients and industrial chemicals ($4,300,000), principally due to the unfavorable effect of certain weakened European currencies in relation to the U.S. dollar (including those covered by forward exchange contracts) in the 1994 period as compared to the corresponding prior period, and (ii) potash and chlorine ($3,400,000), partially offset by increased sales of organic chemicals ($1,100,000).

    Cost of goods sold as a percentage of revenues decreased to 78.4% in 1994 compared with 78.9% in 1993, primarily due to certain cost reductions, which served to offset the adverse effects of (i) the above-mentioned weakened European currencies, (ii) the cancellation of the program of exchange rate insurance by the Israeli Government in August 1993 and (iii) lower margins realized in the organic chemicals business. Gross profit was $20,107,000 in 1994 compared with $21,013,000 in 1993, a decrease of $906,000, with such decrease primarily being the result of the decline in revenues as well as the net effect of the items described in the previous sentence. General and administrative expense decreased to $9,748,000 in 1994 from $10,481,000 in 1993 (10.5% of revenues in both 1994 and 1993).

    As a result of the matters described above, the Company's operating income decreased by $173,000 to $10,359,000 in 1994 as compared with $10,532,000 in
1993.

    Interest expense did not significantly change during the periods ($7,452,000 in 1994 compared with $7,499,000 in 1993). Interest and other income - net decreased in 1994 by $5,635,000, principally as the result of lower investment income and security gains in the 1994 period together with a provision for loss in 1994 on certain foreign currency transactions.

    As a result of the above factors, income before income taxes and extraordinary item decreased by $5,761,000 in 1994. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

    In the 1993 period the Company acquired $60,997,000 principal amount of its 13 1/2% Senior Subordinated Debentures which resulted in a loss of $5,106,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1994 period.

    Six month period ended June 30, 1994 compared with the six month period ended June 30, 1993:

    Revenues decreased by 5.2% to $174,995,000 in 1994 from $184,606,000 in
1993, a decrease of $9,611,000, resulting from decreased sales of (i) specialty plant nutrients and industrial chemicals ($8,200,000), principally due to the unfavorable effect of certain weakened European currencies in relation to the U.S. dollar (including those covered by forward exchange contracts) in the 1994 period as compared to the corresponding prior period, and (ii) organic chemicals ($1,800,000), partially offset by increased sales of potash and chlorine ($400,000).

    Cost of goods sold as a percentage of revenues increased to 79.4% in 1994 compared with 78.1% in 1993, primarily due to the adverse effects of (i) the above-mentioned weakened European currencies, (ii) cancellation of the program of exchange rate insurance by the Israeli Government in August 1993 and (iii) lower margins realized in the organic chemicals business, with these items being partially offset by certain cost reductions. Gross profit was $36,056,000 in 1994 compared with $40,374,000 in 1993, a decrease of
$4,318,000, with such decrease primarily being the result of the decline in revenues as well as the net effect of the items described in the previous sentence. General and administrative expense increased to $19,532,000 in 1994 from $19,479,000 in 1993 (11.2% of revenues in 1994 compared with 10.6% in 1993).

    As a result of the matters described above, the Company's operating income decreased by $4,371,000 to $16,524,000 in 1994 as compared with $20,895,000 in
1993.

    Interest expense did not significantly change during the periods ($14,368,000 in 1994 compared with $14,103,000 in 1993). Interest and other income - net increased in 1994 by $11,897,000, principally as the result of a gain relating to the February, 1994 fire at HCL (see Notes to Unaudited Consolidated Financial

Statements), partially offset by lower investment income and security gains in the 1994 period and a provision for loss in 1994 on certain foreign currency transactions.

    As a result of the above factors, income before income taxes and extraordinary item increased by $7,261,000 in 1994. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

    In the 1993 period the Company acquired $65,497,000 principal amount of its 13 1/2% Senior Subordinated Debentures and $21,500,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $8,830,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1994 period.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's consolidated working capital at June 30, 1994 and December 31, 1993 was $108,691,000 and $103,694,000, respectively. During the six month period ended June 30, 1994, the Company dividended certain short-term investments to its parent. The carrying value of these investments on the dividend date ($4,241,000) approximated market value.

    On June 30, 1994, the Company entered into a loan agreement with a bank (the "Loan Agreement") and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company can convert such loan into a term loan maturing five years from the date of conversion. The Company pledged certificates of deposit ("CD's") with a principal amount of $100,000,000 as collateral to such loan (such CD's are included in "other assets" in the accompanying Consolidated Balance Sheets). In addition, the Company has pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement.

CAPITAL EXPENDITURES

    During the first six months of 1994 (excluding the HCSL facility (the "K3 Plant") described below and the reconstruction of the production unit damaged by fire in February 1994) the Company invested approximately $11,000,000 in capital expenditures. The Company currently anticipates that capital expenditures for the remainder of the fiscal year (excluding the K3 Plant and the reconstruction of the damaged production unit) will aggregate approximately $24,000,000, which will be used primarily for increasing certain production capacity and efficiency and for product diversification, including the construction of a new potassium carbonate manufacturing facility scheduled for completion in the fourth quarter of 1994. During 1993 the Company commenced construction of the K3 Plant, a new facility in Israel, with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually.
The K3 plant is estimated to cost approximately $88,000,000, with approximately $37,000,000 of such cost being provided by grants and other entitlements from the Israeli Government. Capital expenditures in connection with the K3 Plant (net of Israeli Government grants) amounted to approximately $16,000,000 in 1993. The Company currently anticipates completing the construction of the K3 Plant in the fourth quarter of 1994. During the six month period ended June 30, 1994, the Company invested approximately $26,000,000 in connection with the K3 plant (net of Israeli Government grants) and approximately $6,000,000 in connection with the replacement of the damaged production unit. The Company expects to be able to finance its capital expenditures from internally generated funds, borrowings from traditional lending sources and, where applicable, Israeli Government grants and entitlements and, with respect to the damaged production unit, insurance proceeds.

                                                                       Form 10-Q
                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    As previously disclosed (most recently in the Form 10-K and in the Company's March 31, 1994 Form 10-Q), beginning in April 1993 a number of class of action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including Eddy and NMPC. The purported class actions were on behalf of all purchasers of potash from any of the defendants or their respective affiliates, at any time during the period of April 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints sought unspecified treble damages, attorneys fees and injunctive relief against the defendants. In addition, on or about May 27, 1993 a purported class action seeking similar relief was filed against the major potash producers, including Eddy and NMPC, in the Superior Court of the State of California for the County of Los Angeles on behalf of Angela Coleman and a class consisting of all California indirect purchasers of potash, alleging violation of specified California statutes.
This action was removed to the United States District Court for the Central District of California. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of these actions have been consolidated for pretrial purposes in the United States District Court for Minnesota, where the initial such action and several others had been commenced. On March 14, 1994, the Court scheduled the trial to begin on or about January 1, 1996. Several additional and/or amended complaints were filed in the Minnesota Federal District Courts making substantially the same allegations as the earlier complaints. These complaints have been superseded by or deemed included in the Third Amended and Consolidated Class Action Complaint, to which NMPC and Eddy served and filed answers denying all the material allegations thereof on or about July 22, 1994.

    On or about March 29, 1994, an action captioned Neve Bros. et al. v. Potash Corporation of Saskatchewan, et al., was commenced in the Superior Court of California for the City and County of San Francisco. Eddy,

NMPC, Cedar, Nine West Corporation (a subsidiary of the Company which is the direct parent corporation of Cedar) and the Company are among the named defendants. This action, brought under California statutes on behalf of a class of indirect purchasers of potash, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief. The action was removed to the United States District Court for the Northern District of California. Defendants sought to consolidate this action for pretrial purposes with the actions pending in Minnesota and plaintiffs moved to remand the action to state court. Pursuant to court order on or about June 9, 1994, this action has been transferred to the Minnesota District Court for the purpose of consolidation.

    Management has no knowledge of any conspiracy of the type alleged in these complaints.

    On or about November 26, 1993 Eddy and NMPC (and other major potash producers) were served with subpoenas issued by the United States District Court for the Northern District of Ohio to produce documents to a grand jury authorized by the U.S. Department of Justice Antitrust Division ("DOJ") to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions described above. A salesman employed by the sales group for Eddy and NMPC testified before the grand jury pursuant to a subpoena. Eddy and NMPC are cooperating with DOJ in connection with the subpoenas.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit 10.1 - Loan Agreement dated as of June 30, 1994 between the Company and Bank Hapoalim (certain exhibits and schedules omitted).

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                                                       Form 10-Q

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  TRANS-RESOURCES, INC.
                                              -----------------------------
                                                       (Registrant)




Date:  August 11, 1994                              Lester W. Youner
                                            -------------------------------
                                              Vice President, Treasurer and
                                                 Chief Financial Officer

                             TRANS-RESOURCES, INC.

                               INDEX TO EXHIBITS


Exhibit                              Description                                                  Page No.
- - -------                              -----------                                                  --------
10.1             Loan Agreement, dated as of June 30, 1994, between the Company and Bank
                 Hapoalim (certain exhibits and schedules omitted).                                    18