Form 10-Q
period 1994-09-30
TRANS RESOURCES INC
filed 1994-11-14
CIK 810020

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


     [Mark One]

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1994

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From _____ To _____

                        Commission File Number 33-11634

                             TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        36-2729497
- ---------------------------------                 ----------------------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification  No.)

 9 West 57th Street, New York, New York                      10019
- ---------------------------------------           -----------------------------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code (212) 888-3044
                                                          --------------

                                --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X  NO
                                     ---    ---

At November 10, 1994, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                       Form 10-Q


                             TRANS-RESOURCES, INC.

                                Form 10-Q Index

                               September 30, 1994


                                                                                                       Page
PART I                                                                                                Number
- ------                                                                                                ------
Item 1. -        Financial Statements (Unaudited):

                 Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .              3

                 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .              4

                 Consolidated Statement of Common Stockholder's Equity . . . . . . . . . . .              5

                 Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .              6

                 Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . .              7

Item 2. -        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .              9

PART II
- -------

Item 1. -        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15

Item 6. -        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .             16

Signatures       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17

                                                                       Form 10-Q
                         PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Three Month Period          Nine Month Period
                                                              Ended September 30,         Ended September 30,
                                                              -------------------         -------------------
                                                               1994         1993          1994         1993
                                                             --------     --------      --------     --------
                                                                                  (000's)
REVENUES  . . . . . . . . . . . . . . . . . . . . . .        $76,324       $65,654     $251,319      $250,260

COST AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . .         60,153        51,810      199,092       196,042
    General and administrative  . . . . . . . . . . .          9,435         9,394       28,967        28,873
                                                             -------       -------     --------      --------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .          6,736         4,450       23,260        25,345
    Interest expense  . . . . . . . . . . . . . . . .         (7,266)       (7,030)     (21,634)      (21,133)
    Interest and other income - net   . . . . . . . .           (783)        1,432       14,468         4,786
                                                             -------       -------     --------      --------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM  . . . . . . . . . . . . .         (1,313)       (1,148)      16,094         8,998
                                                             -------       -------     --------      --------

INCOME TAX PROVISION:
    Current   . . . . . . . . . . . . . . . . . . . .          1,216         1,699        6,162         7,007
    Deferred  . . . . . . . . . . . . . . . . . . . .           (212)         (259)       6,583           490
                                                             -------       -------     --------      --------
                                                               1,004         1,440       12,745         7,497
                                                             -------       -------     --------      --------

INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM  . . . . . . . . . . . . . . .         (2,317)       (2,588)       3,349         1,501

EXTRAORDINARY ITEM - Loss on repurchase of
    subordinated debt (no income tax benefit)   . . .            -             -            -          (8,830)
                                                             -------       -------     --------      --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .        $(2,317)      $(2,588)    $  3,349      $ (7,329)
                                                             =======       =======     ========      ========



           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                              September 30,     December 31,
                                                                                   1994             1993
                                                                                ----------     -------------
                                                                                (Unaudited)
                                                                                          (000's)
                                                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .               $ 30,677         $ 25,742
    Accounts receivable   . . . . . . . . . . . . . . . . . . . .                 50,785           55,681
    Inventories:
         Finished products  . . . . . . . . . . . . . . . . . . .                 35,222           50,327
         Raw materials  . . . . . . . . . . . . . . . . . . . . .                 14,074           10,602
    Other current assets  . . . . . . . . . . . . . . . . . . . .                 66,559           56,090
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .                 17,591           17,485
                                                                                --------         --------
         Total Current Assets . . . . . . . . . . . . . . . . . .                214,908          215,927

PROPERTY, PLANT AND EQUIPMENT - NET . . . . . . . . . . . . . . .                180,906          131,001

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .                120,857           18,937
                                                                                --------         --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $516,671         $365,865
                                                                                ========         ========

                                                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . .               $ 23,249         $ 24,801
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . .                 21,467           22,481
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                 46,794           34,924
    Accrued expenses and other current liabilities  . . . . . . .                 34,876           30,027
                                                                                --------         --------
         Total Current Liabilities  . . . . . . . . . . . . . . .                126,386          112,233
                                                                                --------         --------

LONG-TERM DEBT:
    Senior indebtedness, notes payable and other obligations  . .                193,648           61,328
    Senior subordinated indebtedness - net  . . . . . . . . . . .                140,319          140,133
    Junior subordinated debentures - net  . . . . . . . . . . . .                 15,839           15,495
                                                                                --------         --------
         Long-Term Debt - net . . . . . . . . . . . . . . . . . .                349,806          216,956
                                                                                --------         --------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .                 26,346           20,882
                                                                                --------         --------

COMMON STOCKHOLDER'S EQUITY:
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding . . . . . . . . . . . . . . . . .                     -                -
    Additional paid-in capital  . . . . . . . . . . . . . . . . .                    505              500
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                 14,231           15,348
    Cumulative translation adjustment   . . . . . . . . . . . . .                   (385)             (54)
    Unrealized gains (losses) on securities   . . . . . . . . . .                   (218)              -
                                                                                --------         --------
         Total Common Stockholder's Equity  . . . . . . . . . . .                 14,133           15,794
                                                                                --------         --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $516,671         $365,865
                                                                                ========         ========





           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q



                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF COMMON STOCKHOLDER'S EQUITY

                   Nine Month Period Ended September 30, 1994
                                  (Unaudited)




                                                         ADDITIONAL            CUMULATIVE   UNREALIZED
                                             COMMON       PAID-IN   RETAINED  TRANSLATION  GAINS(LOSSES)
                                             STOCK        CAPITAL   EARNINGS   ADJUSTMENT  ON SECURITIES   TOTAL
                                           -----------   ---------  --------  ----------- --------------  -------
                                                                          (000'S)

BALANCE, January 1, 1994  . . . . . . . .    $    -         $500    $15,348      $ (54)       $     -     $15,794

Activity for the nine month
 period ended September 30, 1994:

 Net income . . . . . . . . . . . . . . .                             3,349                                 3,349

 Dividends paid . . . . . . . . . . . . .                            (4,466)                               (4,466)

 Net change during period . . . . . . . .                      5                  (331)          (218)       (544)
                                             -------        ----    -------      -----        -------     -------

BALANCE, September 30, 1994 . . . . . . .    $    -         $505    $14,231      $(385)       $  (218)    $14,133
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

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     Nine Month Period
                                                                                    Ended  September 30,
                                                                                  ------------------------
                                                                                   1994             1993
                                                                                   ----             ----
                                                                                          (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
 Operations:
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .          $ 3,349          $(7,329)
         Items not requiring (providing) cash:
             Depreciation and amortization  . . . . . . . . . . . . . .           16,391           18,825
             Increase in other liabilities  . . . . . . . . . . . . . .              374              813
             Deferred taxes and other - net . . . . . . . . . . . . . .            5,074             (888)
                                                                                 -------          -------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . .           25,188           11,421
    Working capital management:
         Accounts receivable and other current assets . . . . . . . . .          (19,125)             559
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           11,633           (8,295)
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .             (106)             265
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           11,870            7,600
         Accrued expenses and other current liabilities . . . . . . . .            4,849           (5,698)
                                                                                 -------          -------
             Cash provided by operations and working
             capital management . . . . . . . . . . . . . . . . . . . .           34,309            5,852
                                                                                 -------          -------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . .          (68,675)         (17,608)
    Purchases of marketable securities and other short-term investments
                                                                                (120,935)         (34,057)
    Sales of marketable securities and other short-term investments   .           29,625           13,993
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,572             (757)
                                                                                 -------          -------
             Cash used by investment activities . . . . . . . . . . . .         (157,413)         (38,429)
                                                                                 -------          -------

FINANCING ACTIVITIES:
    Decrease in short-term debt   . . . . . . . . . . . . . . . . . . .           (1,014)            (755)
    Increase in long-term debt  . . . . . . . . . . . . . . . . . . . .          165,716          111,949
    Repurchases, payments and current maturities of long-term debt  . .          (36,438)        (101,456)
    Distributions to stockholder  . . . . . . . . . . . . . . . . . . .             (225)          (7,158)
                                                                                 -------          -------
             Cash provided by financing activities  . . . . . . . . . .          128,039            2,580
                                                                                 -------          -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .            4,935          (29,997)

CASH AND CASH EQUIVALENTS:
    Beginning of period   . . . . . . . . . . . . . . . . . . . . . . .           25,742           54,745
                                                                                 -------          -------

    End of period   . . . . . . . . . . . . . . . . . . . . . . . . . .          $30,677          $24,748
                                                                                 =======          =======

           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q


                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Other Matters
         The consolidated financial statements of Trans-Resources, Inc. (the "Company") include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, New Mexico Potash Corporation ("NMPC") and Vicksburg Chemical Company; Eddy Potash, Inc. ("Eddy"); and Haifa Chemicals Ltd., an Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals South Ltd. ("HCSL"). The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc., a privately-held corporation. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.
         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company currently expects to complete the replacement of the damaged unit by early 1995. The impact of the loss of the facility, including the effect of business interruption, will be substantially covered by insurance. The insurance proceeds relating to the property damage will be for replacement value, which at a minimum will be $20 million greater than the recorded carrying value of the damaged assets. Accordingly, during the nine month period ended September 30, 1994, HCL has recorded a gain of $20 million less a provision for certain estimated costs related to the fire of approximately $1.8 million. Such pre-tax gain of approximately $18.2 million is included in the caption "interest and other income-net" in the accompanying Consolidated Statements of Operations. Additional insurance proceeds relating to the property damage, if any, will be reflected in income as the amounts are determined.

         HCL purchases an important raw material, phosphate rock, solely from Negev Phosphates, Ltd. pursuant to a supply agreement. During 1994 HCL extended the expiration date of such supply agreement to June 30, 1995.
         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity" for certain information regarding a loan agreement with a bank entered into by the Company on June 30, 1994.
         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement requires the Company to classify its equity and fixed maturity securities as available-for-sale and reported at fair value, with unrealized gains and losses included as a separate component of stockholder's equity. The adoption of SFAS 115 did not have a significant effect on the Company's consolidated financial position or results of operations.
         Effective July 1, 1994, HCL revised the estimate of depreciable lives of its property, plant and equipment to more closely approximate the economic lives of those assets. The effect of this change in estimate was to decrease depreciation expense in 1994 by approximately $600,000.
         In the opinion of management, the unaudited consolidated financial statements for the nine month periods ended September 30, 1994 and 1993, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 1994 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.



                                                  Percentage                        Percentage
                                                  of Revenues         Period        of Revenues        Period
                                                  -----------           to          -----------          to
                                                  Three Month         Period        Nine Month         Period
                                                 Period Ended         Changes      Period Ended        Changes
                                                 September 30,        -------      September 30,       -------
                                                 -------------       Increase      -------------      Increase
                                                 1994     1993      (Decrease)     1994     1993     (Decrease)
                                                 ----     ----      ----------     ----     ----     ----------
Revenues  . . . . . . . . . . . . . . . .       100.0%   100.0%        16.3%      100.0%   100.0%         .4%

Costs and expenses:
    Cost of goods sold  . . . . . . . . .        78.8     78.9         16.1        79.2     78.4         1.6
    General and administrative expense  .        12.4     14.3           .4        11.5     11.5          .3
                                                 ----     ----                     ----     ----

Operating income  . . . . . . . . . . . .         8.8      6.8         51.4         9.3     10.1        (8.2)

    Interest expense  . . . . . . . . . .        (9.5)   (10.7)         3.4        (8.6)    (8.4)        2.4
    Interest and other income - net   . .        (1.0)     2.2       (154.7)        5.7      1.9       202.3
                                                 ----     ----                     ----     ----

Income (loss) before income taxes and
    extraordinary item  . . . . . . . . .        (1.7)    (1.7)        14.4         6.4      3.6        78.9

Income tax provision  . . . . . . . . . .         1.3      2.2        (30.3)        5.1      3.0        70.0
                                                 ----     ----                     ----     ----

Income (loss) before
    extraordinary item  . . . . . . . . .        (3.0)    (3.9)       (10.5)        1.3       .6       123.1

Extraordinary item - net  . . . . . . . .          -        -            -           -      (3.5)      100.0
                                                 ----     ----                     ----     ----

Net income (loss) . . . . . . . . . . . .        (3.0)%   (3.9)%      (10.5)%       1.3%    (2.9)%     145.7%
                                                =====    =====       ======        ====    =====       =====

                                                                       Form 10-Q

RESULTS OF OPERATIONS

    Three month period ended September 30, 1994 compared with the three month period ended September 30, 1993:
    Revenues increased by 16.3% to $76,324,000 in 1994 from $65,654,000 in
1993, an increase of $10,670,000, resulting from (i) increased sales of specialty plant nutrients and industrial chemicals ($11,000,000), primarily relating to potassium nitrate, which was partially offset by the unfavorable effect ($800,000) of certain weakened European currencies in relation to the U.S. dollar (including those covered by forward exchange contracts) in the 1994 period as compared to the corresponding prior period, and (ii) lower potash sales ($300,000).
    Cost of goods sold as a percentage of revenues did not change significantly during the periods (78.8% in 1994 compared with 78.9% in 1993), primarily due to certain cost reductions, which offset the adverse effects of
(i) the above-mentioned weakened European currencies, (ii) the cancellation of the program of exchange rate insurance by the Israeli Government in August 1993 (which contributed $300,000 in revenues during the 1993 period) and (iii) lower margins realized in the potash business. Gross profit was $16,171,000 in 1994 compared with $13,844,000 in 1993, an increase of $2,327,000, with such increase primarily being the net result of the increase in revenues as well as the net effect of the items described in the previous sentence. General and administrative expense increased slightly to $9,435,000 in 1994 from $9,394,000 in 1993 (12.4% of revenues in 1994 compared with 14.3% of revenues in 1993).
    As a result of the matters described above, the Company's operating income increased by $2,286,000 to $6,736,000 in 1994 as compared with $4,450,000 in 1993.
    Interest expense increased by $236,000 ($7,266,000 in 1994 compared with $7,030,000 in 1993) primarily as a result of the June 30, 1994 loan agreement (the "Loan Agreement") described under "Capital Resources and Liquidity" below. Interest and other income - net decreased in 1994 by $2,215,000, principally as the result of the 1994 period including a provision for loss on certain foreign currency transactions and the settlement of an outstanding claim.

    As a result of the above factors, loss before income taxes and extraordinary item increased by $165,000 in 1994. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.
    Nine month period ended September 30, 1994 compared with the nine month period ended September 30, 1993:
    Revenues increased by .4% to $251,319,000 in 1994 from $250,260,000 in
1993, an increase of $1,059,000, resulting from (i) increased sales of specialty plant nutrients and industrial chemicals ($3,500,000), primarily relating to potassium nitrate, which was partially offset by the unfavorable effect ($7,000,000) of certain weakened European currencies in relation to the U.S. dollar (including those covered by forward exchange contracts) in the 1994 period as compared to the corresponding prior period, and (ii) decreased sales of organic chemicals ($1,800,000) and potash ($600,000).
    Cost of goods sold as a percentage of revenues increased to 79.2% in 1994 compared with 78.4% in 1993, primarily due to the adverse effects of (i) the above-mentioned weakened European currencies, (ii) cancellation of the program of exchange rate insurance by the Israeli Government in August 1993 (which contributed $1,600,000 in revenues in the 1993 period) and (iii) lower margins realized in the organic chemicals and potash business, with these items being partially offset by certain cost reductions. Gross profit was $52,227,000 in 1994 compared with $54,218,000 in 1993, a decrease of $1,991,000, with such decrease primarily being the net result of the increase in revenues as well as the net effect of the items described in the previous sentence. General and administrative expense increased slightly to $28,967,000 in 1994 from $28,873,000 in 1993 (11.5% of revenues in both 1994 and 1993).
    As a result of the matters described above, the Company's operating income decreased by $2,085,000 to $23,260,000 in 1994 as compared with $25,345,000 in
1993.
    Interest expense increased by $501,000 ($21,634,000 in 1994 compared with $21,133,000 in 1993), primarily as a result of the June 30, 1994 Loan Agreement described below. Interest and other income - net increased in 1994 by $9,682,000, principally as the result of a gain relating to the February, 1994 fire at HCL

(see Notes to Unaudited Consolidated Financial Statements), partially offset by the 1994 period including (i) lower investment income and security gains, (ii) a provision for loss on certain foreign currency transactions and (iii) the settlement of an outstanding claim.
    As a result of the above factors, income before income taxes and extraordinary item increased by $7,096,000 in 1994. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.
    In the 1993 period the Company acquired approximately $65,500,000 principal amount of its 13 1/2% Senior Subordinated Debentures and $21,500,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $8,830,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1994 period.
CAPITAL RESOURCES AND LIQUIDITY
    The Company's consolidated working capital at September 30, 1994 and December 31, 1993 was $88,522,000 and $103,694,000, respectively.
    Operations for the nine month periods ended September 30, 1994 and 1993, after adding back non-cash items, provided cash of approximately $25,200,000 and $11,400,000, respectively. During such periods other changes in working capital provided (used) cash of approximately $9,100,000 and ($5,500,000), respectively, resulting in net cash being provided from operating activities and working capital management of approximately $34,300,000 and $5,900,000, respectively.
    Investment activities during the nine month periods ended September 30, 1994 and 1993 used cash of approximately $157,400,000 and $38,400,000, respectively, including additions to property in the 1994 and 1993 periods of approximately $68,700,000 and $17,600,000, respectively, and purchases of marketable securities and short-term investments of approximately $120,900,000 and $34,100,000, respectively. The 1994 property additions principally relate to (i) the construction of the K-3 plant, (ii) the replacement of the production unit damaged in the fire in February, 1994 and (iii) the construction of a new potassium carbonate manufacturing facility (see "Capital Expenditures" below). Purchases of marketable securities and short-term investments in 1994 include $100,000,000 of certificates of deposit ("CD's") relating to the Loan Agreement described below, which CD's are pledged to a bank.
    Financing activities during the nine month periods ended September 30, 1994 and 1993 provided cash of approximately $128,000,000 and $2,600,000, respectively. During the 1994 period the Company entered into the Loan Agreement described below which resulted in new bank loans aggregating $140,000,000 and the repayment of bank loans of approximately $19,000,000. During the 1993 period the Company issued $115,000,000 principal amount of 11 7/8% Senior Subordinated Notes, due 2002, and acquired approximately $65,500,000 principal amount of its 13 1/2% Senior Subordinated Debentures and $21,500,000 principal amount of its Senior Subordinated Reset Notes.
    On June 30, 1994, the Company entered into the Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company can convert such loan into a term loan maturing five years from the date of conversion. The Company pledged CD's with a principal amount of $100,000,000 as collateral to such loan (such CD's are included in "other assets" in the accompanying Consolidated Balance Sheets). In addition, the Company has pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement.
    Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 35% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently.

    The principal purpose of the Company's hedging program is to mitigate the impact of fluctuations against the U.S. dollar, as well as to protect against significant adverse changes in exchange rates. Accordingly, the gains and losses recognized relating to the hedging program in any particular period and the impact on revenues had the Company not had such a program are not necessarily indicative of its effectiveness.
CAPITAL EXPENDITURES
    During the first nine months of 1994 (excluding the HCSL facility (the "K-3 Plant") described below and the reconstruction of the production unit damaged by fire in February 1994) the Company invested approximately $23,000,000 in capital expenditures. The Company currently anticipates that capital expenditures for the remainder of the fiscal year (excluding the K-3 Plant and the reconstruction of the damaged production unit) will aggregate approximately $14,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency and for product diversification, including the construction of a new potassium carbonate manufacturing facility scheduled for completion in the fourth quarter of 1994. During 1993 the Company commenced construction of the K-3 Plant, a new facility in Israel, with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually. The Company will complete the construction of the K-3 Plant in the fourth quarter of 1994. The K-3 plant and related expenditures is estimated to cost approximately $92,000,000, with approximately $34,000,000 of such cost being provided by grants and other entitlements from the Israeli Government. Capital expenditures in connection with the K-3 Plant (net of Israeli Government grants) amounted to approximately $16,000,000 in 1993. During the nine month period ended September 30, 1994, the Company invested approximately $34,000,000 in connection with the K-3 plant (net of Israeli Government grants) and approximately $11,000,000 in connection with the replacement of the damaged production unit. The Company expects to be able to finance its capital expenditures from internally generated funds, borrowings from traditional lending sources and, where applicable, Israeli Government grants and entitlements and, with respect to the damaged production unit, insurance proceeds.

                                                                       Form 10-Q
                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    As previously disclosed (most recently in the Form 10-K and in the Company's June 30, 1994 Form 10-Q), beginning in April 1993 a number of class of action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including Eddy and NMPC. The purported class actions were on behalf of all purchasers of potash from any of the defendants or their respective affiliates, at any time during the period of April 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints sought unspecified treble damages, attorneys fees and injunctive relief against the defendants. In addition, on or about May 27, 1993 a purported class action seeking similar relief was filed against the major potash producers, including Eddy and NMPC, in the Superior Court of the State of California for the County of Los Angeles on behalf of Angela Coleman and a class consisting of all California indirect purchasers of potash, alleging violation of specified California statutes. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the Federal District Court actions have been consolidated for pretrial purposes in the United States District Court for Minnesota, where the initial such action and several others had been commenced. On March 14, 1994, this Court scheduled the trial to begin on or about January 1, 1996. Several additional and/or amended complaints were filed in the Minnesota Federal District Courts making substantially the same allegations as the earlier complaints. These complaints have been superseded by or deemed included in the Third Amended and Consolidated Class Action Complaint, to which NMPC and Eddy served and filed answers denying all the material allegations thereof on or about July 22, 1994.
    On or about March 29, 1994, an action captioned Neve Bros. et al. v. Potash Corporation of Saskatchewan, et al., was commenced in the Superior Court of the State of California for the City and County of San Francisco. Eddy, NMPC, Cedar, Nine West Corporation (a subsidiary of the Company which is the direct parent corporation of Cedar) and the Company are among the named defendants. This action, brought under California statutes on behalf of a class of indirect purchasers of potash, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief. Motions have been filed for Eddy to be dismissed from both the Coleman and Neve Bros. actions, and for Nine West Corporation and the Company to be dismissed from the Neve Bros. action, in each case for lack of personal jurisdiction. Cedar and NMPC have served and filed answers in the Neve Bros. action, and NMPC has served and filed an answer in the Coleman action, in each case denying all material allegations of the respective complaint. It is expected that the Coleman action will be consolidated with the Neve Bros.
action in the Superior Court of the State of California for the City and County of San Francisco.
    The Company has been advised that another purported class action on behalf of indirect purchasers of potash, David B. Gaebler v. New Mexico Potash Corporation, et al., has been commenced against Eddy and NMPC in the Circuit Court of Cook County, Illinois. Eddy and NMPC have not, however, been served with summonses.
    Management has no knowledge of any conspiracy of the type alleged in these complaints.
    On or about November 26, 1993 Eddy and NMPC (and other major potash producers) were served with subpoenas issued by the United States District Court for the Northern District of Ohio to produce documents to a grand jury authorized by the U.S. Department of Justice Antitrust Division ("DOJ") to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions described above. A salesman employed by the sales group for Eddy and NMPC testified before the grand jury pursuant to a subpoena. Eddy and NMPC are cooperating with DOJ in connection with the subpoenas.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits.
    Exhibit 27 - Financial Data Schedule.
(b) Reports on Form 8-K.
    No reports on Form 8-K were filed during the quarter for which this report is filed.

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


                                        TRANS-RESOURCES, INC.
                                    -----------------------------
                                            (Registrant)



Date:  November 10, 1994
                                           Lester W. Youner
                                    -----------------------------
                                    Vice President, Treasurer and
                                       Chief Financial Officer

                             TRANS-RESOURCES, INC.

                               INDEX TO EXHIBITS


Exhibit          Description                             Page No.
- -------          -----------                             --------
27               Financial Data Schedule.                  19