Form 10-K405
TRANS RESOURCES INC
filed 1995-03-30
CIK 810020

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                       or
/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-11634

                             TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                               36-2729497
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)
               9 West 57th Street, New York, NY                                    10019
           (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code:  (212) 888-3044
                              ____________________
       Securities registered pursuant to Section 12 (b) of the Act:  NONE
                              ____________________
       Securities registered pursuant to Section 12 (g) of the Act:  NONE
                              ____________________
         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and
         (2) has been subject to such filing requirements for the past 90 days. YES X NO
             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          State the aggregate market value of the voting stock held by non-affiliates of registrant. None held by non-affiliates

         Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at March 27, 1995
              -----                               -----------------------------
Common Stock, par value $.01 per share                     3,000 shares
                                           (Owned by TPR Investment Associates, Inc.)

                      Documents incorporated by reference.
                                      None
===============================================================================

                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
                                              PART I

Item 1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

Item 2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .       11


                                              PART II

Item 5.      Market for the Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .       13

Item 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .       17

Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .       17


                                              PART III

Item 10.     Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . .       18

Item 11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

Item 12.     Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .       22

Item 13.     Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . .       22


                                              PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . .       23

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

                                     PART I

ITEM 1.  Business

         Trans-Resources, Inc., a privately owned Delaware corporation ("the Company"), is a multinational manufacturer of specialty plant nutrients, organic chemicals, industrial chemicals and potash and distributes its products in over 80 countries. The Company is the world's largest producer of potassium nitrate, which is marketed by the Company principally under the brand names K-Power domestically and Multi-K internationally (collectively, referred to as K-Power). The Company is also the world's largest producer of propanil, a leading rice herbicide. In addition, the Company is the largest United States producer of potash. During 1994, specialty plant nutrients, organic chemicals, industrial chemicals and potash contributed approximately 41%, 11%, 31% and 17%, respectively, of the Company's total revenues. The following table sets forth the primary markets and applications for each of the Company's principal products:


   Principal Products                        Primary Markets                            Applications
-------------------------         -------------------------------------     ------------------------------------
SPECIALTY PLANT NUTRIENTS
    K-Power                       -  Fresh fruits and vegetables,           -  Fertigation and foliar sprays
                                     flowers, cotton and tobacco               (fully soluble, readily absorbed,
    Polyfeed                         Horticulture                              no harmful residues)
    Multi-MAP                        Horticulture
    Multi-MKP                        Horticulture
    Magnisal                         Vegetables, citrus, tropical fruits
                                     and flowers
    Multicote                     -  Vegetables, turf, fruit trees and      -  Time release of nutrients (to
                                     potted plants                             optimize plant feeding and
                                                                               minimize labor requirements)

ORGANIC CHEMICALS
    Propanil                      -  Rice                                   -  Broad spectrum weed control
    Dichloroaniline               -  Organic chemical manufacturers         -  Intermediate propanil product
    Butoxone                      -  Peanuts                                -  Weed control
    Ethephon                      -  Cotton, fruit and vegetables           -  Plant growth regulator
    Custom Manufacturing          -  Various industrial companies           -  Various organic synthesis

INDUSTRIAL CHEMICALS
    Technical Grade Potassium     -  Glass, ceramics, food, explosives,     -  Oxidization and ion exchange
      Nitrate                        metal, petrochemical and heat
                                     treatment industries
    Potassium Carbonate           -  Glass, detergents and horticulture     -  Oxidization and cleansing
    Phosphoric Acid               -  Industrial production, food and        -  Metal treatment, industrial
                                     fertilizer industries                     cleaning and fermentation
    Sodium Tripolyphosphate       -  Soaps and detergents                   -  Cleansing ingredient
    Monoammonium Phosphate        -  Chemical manufacturers                 -  Fire extinguishing powders
    Diammonium Phosphate             Chemical manufacturers                    and fire retardant formulations
    Monopotassium Phosphate       -  Food processing companies              -  Fermentation process
    Sodium Acid Pyrophosphate     -  Food processing companies              -  Baking powders and potato
                                                                               processing
    Chlorine                      -  Chemical companies                     -  Water purification, production of paper pulp and PVC
                                                                               pipe
    Nitrogen Tetroxide            -  United States Government               -  Aerospace fuel additive

POTASH
    Agricultural Grade            -  Corn, wheat, rice, soybeans            -  Fertilizer
    Industrial Grade              -  Various industrial companies           -  Intermediate production of chemicals and lubricants

         Of the Company's total revenues for the year ended December 31, 1994, approximately 37% and 35% were derived from sales in the United States and Europe, respectively, with the remainder derived from sales in many other countries.

         On February 7, 1994, the smaller of the two potassium nitrate production units of the Company's Israeli subsidiary, Haifa Chemicals Limited ("HCL"), was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The impact of the loss of the production unit, including the effect of business interruption, is substantially covered by insurance. The insurance proceeds for the property damage is for replacement value, which substantially exceeds the recorded carrying value of the damaged assets. See Note D of Notes to Consolidated Financial Statements for additional information. The Company is currently replacing the damaged production unit and expects to complete the construction of the replacement unit by April, 1995.

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

         The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries which include HCL, and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd., an Israeli corporation ("HCS"); Cedar Chemical Corporation, a Delaware corporation ("Cedar"), and Cedar's wholly-owned subsidiaries, Vicksburg Chemical Company, a Delaware corporation ("Vicksburg"), and New Mexico Potash Corporation, a New Mexico corporation ("NMPC"); and Eddy Potash, Inc., a Delaware corporation ("Eddy"). The Company was incorporated in Delaware in 1971 under the name Trans-Pacific Resources, Inc. ("Trans-Pacific").

SPECIALTY PLANT NUTRIENTS

         The Company is a multinational manufacturer of a range of specialty plant nutrients, which contributed approximately $136,000,000 to the Company's revenues for the fiscal year ended December 31, 1994, of which K-Power contributed a substantial portion.

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

         Manufacturing. The Company believes it accounts for approximately 65% of the world's production of potassium nitrate and its current annual potassium nitrate production capacity is approximately 510,000 metric tons. This capacity includes the construction of the replacement of the plant damaged in the February 1994 fire at HCL, which is scheduled to be completed in April, 1995. To meet the anticipated continued growing demand of the market, in late 1994 the Company expanded its production capacity by constructing a new facility (the "K3 Plant") in Israel, with capacity to produce approximately 100,000 metric tons of potassium nitrate annually. Capacity of the K3 Plant may be expanded in subsequent years. See "Facilities and Suppliers" below.

         Competition. The Company's only significant competitor in the production and sale of potassium nitrate is Sociedad Quimica Y Minera De Chile, S.A., a Chilean company. The principal methods of competition are product quality, customer service, agronomic expertise and price.

ORGANIC CHEMICALS

         The Company's organic chemicals business has grown by building upon its capabilities in specialized areas of complex organic synthesis. Its sales were approximately $38,000,000 in 1994, with sales of propanil representing approximately 62% thereof.

         Products and Markets. The Company's organic chemicals products include propanil (a leading rice herbicide, which Cedar markets principally under the Cedar label and the brand names "Wham! EZ" and "Super Wham!"), dichloroanaline ("DCA," the principal raw material for the production of propanil), Butoxone (a peanut herbicide) and Diuron (a broad use herbicide used on food crops, alfalfa and cotton). During 1994, the Company received an EPA Registration for Ethephon, a cotton, fruit and vegetable growth regulator.
The Company estimates that it currently produces approximately 85% of the propanil sold in the United States. The Company has also developed several new propanil formulations which offer various advantages in terms of ease of application and improved environmental impact in an effort to expand the propanil market. The Company is currently the only producer of DCA in North America.

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

         Marketing and Sales. The Company produces and sells propanil under its own brand name and supplies propanil to other agrichemical companies under long-term supply contracts. Sales by the Company of propanil and DCA under a long-term supply contract with the company that, prior to 1992, was the world's largest producer of propanil, represented approximately 17% of the Company's sales of organic chemicals in 1994.

         The Company sells propanil and its other organic chemical products through its own sales force, distributors, regional dealers, cooperatives and international brokers.

         Manufacturing. The Company is a low cost producer of propanil as a result of its 1991 acquisition, relocation and upgrading of a DCA manufacturing plant. The Company intends to continue to expand its organic chemicals business by developing and/or distributing new products that draw upon its skills in organic chemical synthesis and/or its sales organization.

         Competition. In the United States market, the Company competes primarily with two other propanil suppliers, while in international markets the Company competes with several producers. Propanil competes with several other rice herbicides, but is currently the most commonly used rice herbicide.
Diuron and Ethephon compete with other products supplied by several multi-national companies. In contract manufacturing, the Company competes with various other producers and the basis of competition is generally the quality and range of production capabilities, service and price.

INDUSTRIAL CHEMICALS

         The Company's industrial chemical products include technical grade potassium nitrate, technical and food grade sodium tripolyphosphate ("STPP"), technical and food grade phosphoric acid, technical grade monoammonium phosphate and diammonium phosphate ("MAP" and "DAP"), technical and food grade monopotassium phosphate ("MKP"), food grade sodium acid pyrophosphate ("SAPP"), chlorine, nitrogen tetroxide and food grade salts. Industrial chemicals contributed approximately $103,000,000 to the Company's revenues for the fiscal year ended December 31, 1994. The Company began production of potassium carbonate in 1995 at a new plant constructed for this purpose by Vicksburg.

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

POTASH

         The Company is the largest United States producer of potash, producing approximately 800,000 short tons in 1994, primarily for agricultural use as fertilizer. During 1994, the Company's share of total potash production in the United States was approximately 31% and its share of total North American potash production was approximately 5%. Potash provides potassium, an essential nutrient for a wide range of crops, including wheat, soybeans and corn. The Company, through Eddy and NMPC, mines, refines and distributes potash from two mines and related refineries located in New Mexico. Potash sales in 1994, excluding intercompany sales to Vicksburg, amounted to approximately $57,000,000.

         Products and Markets. During 1994, approximately 73% of the Company's potash production was sold as fertilizer and the balance was sold for industrial uses or used by Vicksburg as a raw material in the production of potassium nitrate. The Company does not view these operations as a source of growth.

         Marketing and Sales. In the United States, the Company's sales force sells potash to blenders for fertilizer material and to industrial customers. Export sales are handled by a sales subsidiary of Potash Corporation of Saskatchewan. During 1994, the Company sold approximately 75% of its potash production domestically and 25% internationally.

         Average selling prices for potash in the United States have increased over the last year, and continue to be above the 1987 price levels, at least in part as a result of the United States Government's preliminary findings in a Canadian potash antidumping investigation and the subsequent Canadian potash antidumping agreement. If such agreement is terminated or violated by the Canadian producers, then depending on the actions taken by the United States Government, the production and pricing decisions of Canadian producers, and other market factors, it is possible that the current price levels for potash could decline substantially, which would adversely affect the Company's results of operations. See Item 3 - "Legal Proceedings" below.

         Production. The Company's potash is mined from approximately 90,000 acres which are under long-term lease, principally from the United States Government and the State of New Mexico. Such leases cover estimated ore reserves, as of December 31, 1994, of approximately 95,000,000 short tons of recoverable ore, at thicknesses ranging from four to eight feet. At average recovery rates these ore reserves are estimated to be sufficient to yield approximately 16,500,000 short tons of potash concentrate with an average grade of 60% to 62% "K2O" (a common standard of measurement established by the industry by defining a product's potassium content in terms of equivalent percentages of potassium oxide). As of December 31, 1994 and based on current rates of production (aggregating approximately 800,000 short tons annually) and depending on market conditions and production costs, these ore reserves are estimated to be sufficient to support the mining operations of NMPC for approximately 25 years and of Eddy for approximately 10 years. In June,

1994, Eddy reduced its annual production rate by about 45% (to approximately 285,000 tons per year), reduced its workforce by about 30%, changed its product mix to higher priced products and began mining a greater percentage of another ore zone. These changes are anticipated to cause a significant improvement in the estimated life of Eddy's mine reserves.

         Competition. Potash is available from several sources, both domestic and foreign, including very large Canadian sources of supply. As a result, the market is highly competitive. Since potash is a commodity product, the most significant competitive factor affecting sales is price.

FACILITIES AND SUPPLIERS

         Vicksburg owns the property, plant and equipment located at its Vicksburg, Mississippi site and Cedar owns the property, plant and equipment located at its West Helena, Arkansas site. The Vicksburg plant consists of two adjacent manufacturing plants situated on 600 contiguous acres. Vicksburg recently completed the construction of a third manufacturing plant on its property, which is being used for the production of potassium carbonate. The West Helena plant is located on a 60 acre site. The plants are encumbered by first mortgages and security interests securing long-term bank indebtedness. Cedar's corporate offices are located in leased premises in Memphis, Tennessee.

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

         HCL owns its machinery and equipment and leases its land and buildings from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, principally in 21 years. Substantially all of the assets of HCL are subject to security interests in favor of the State of Israel or banks. HCL also has a contract with ORL for steam and processed water which expires on December 31, 1996 and a lease from ORL of a pipeline which transports ammonia from the port in Haifa to HCL's plant. HCS leases its land from the Israeli Government under a 49 year lease commencing in 1994, with the payments for such lease paid in advance and included in the K3 construction costs.

         HCL recently expanded its production capacity by constructing the K3 Plant, with the capacity to produce annually approximately 100,000 metric tons of potassium nitrate and 15,000 metric tons of phosphoric acid. The K3 Plant was built in the southern part of Israel, on land leased on a long-term basis from the Government of Israel - see Note D of Notes to Consolidated Financial Statements. Capacity of the K3 Plant may be expanded in subsequent years. Provided it complies with the conditions specified in the applicable certificate of approval, HCL will receive, with respect to taxable income derived from the K3 Plant, certain benefits accorded under Israel's Investments Law.

         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The impact of the loss of the production unit, including the effect of business interruption, is substantially covered by insurance. The insurance proceeds for the property damage is for replacement value, which substantially exceeds the recorded carrying value of the damaged assets. See Note D of Notes to Consolidated Financial

Statements for additional information. The Company is currently replacing the damaged production unit and expects to complete the construction during April, 1995.

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. HCL purchases potash solely from Dead Sea Works, Ltd. ("DSW") in accordance with a supply contract expiring December 31, 1999. The contract provides for prices to be established quarterly, based on the weighted average of the FOB Israeli port prices paid to DSW by its overseas customers during the preceding quarter plus certain adjustments thereto. HCL purchases phosphate rock solely from Rotem Deshanim ("Rotem") (formerly known as Negev Phosphates, Ltd.) pursuant to a supply agreement expiring on June 30, 1995. Based on a letter of intent between Rotem and HCL, a long-term contract is being negotiated. DSW and Rotem are companies that are majority-owned by the Israeli Government and the sole suppliers in Israel of potash and phosphate rock, respectively. While HCL views its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources would have an adverse effect on the Company.

         Ammonia, which is used to produce nitric acid (which in turn is used to produce potassium nitrate), is manufactured in Israel as well as imported. The ammonia used by HCL is currently imported from a producer under supply agreements expiring on December 31, 1995. HCL owns ammonia terminal facilities located on leased property in the port of Haifa which have the capacity to store an amount of ammonia sufficient to meet HCL's requirements.

         Management believes that its facilities are in good operating condition and adequate for its current needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures".

RESEARCH AND DEVELOPMENT

         The Company has developed and patented certain manufacturing processes and has submitted other applications for patents for additional processes. As of December 31, 1994, the Company employed 70 research and development scientists, engineers and technicians, who are involved in the development and evaluation of process technologies, efficiencies and quality control. For the years ended December 31, 1992, 1993, and 1994, the Company spent approximately $2,945,000, $3,206,000 and $3,978,000, respectively, on these efforts, which have been charged to current operations.

PERSONNEL AND LABOR RELATIONS

         As of December 31, 1994 the Company employed approximately 1,400 people. Approximately 260 employees have advanced technical and academic qualifications.

         None of Cedar's, Vicksburg's or NMPC's employees are represented by any collective bargaining unit. Eddy's hourly work force is represented by three labor unions. Eddy's collective bargaining agreements covering the hourly work force expire in July 1995. Eddy has enjoyed good relations with its labor unions and has not had a significant work stoppage for many years.

         Technicians and engineers of HCL are members of the Union of Technicians and Engineers, which operates throughout Israel, and substantial terms of their employment (e.g. salaries and promotions) are governed by a general collective agreement which HCL does not negotiate directly with such employees. The other employees of HCL are members of the "Histadrut", the dominant labor union in Israel, and their terms of employment are governed by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut and the representatives of the employees. The contractual terms of the most recent SCA expired on December 31, 1994, with the result that it remains statutorily in effect until terminated by either party thereto at any time upon two months prior written notice. In 1994, a new agreement was signed with the technicians and engineers for the three year period ending December 31, 1996. HCL is currently negotiating a new SCA for the two year period ending December 31, 1996.

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

         Cedar's West Helena plant utilizes a surface impoundment for biological treatment of non-hazardous waste streams which was the subject of an enforcement proceeding initiated by the Arkansas Department of Pollution Control and Ecology (the "ADPCE") in 1986. The proceeding resulted in a Consent Administrative Order which required Cedar to carry out various studies, ultimately leading to the implementation of a groundwater monitoring system. Based in part on the results of groundwater monitoring and in part on the discovery of a drum burial area on the West Helena plant site, the ADPCE requested Cedar to initiate an expanded plant- wide investigation pursuant to a Consent Administrative Order. The Order was entered in the third quarter of 1991. Implementation is expected to occur over a five year period.

         Cedar removed the buried drums from the West Helena site in accordance with a work plan incorporated in the Consent Administrative Order and, shortly thereafter, filed a suit against a former operator of the plant site for contribution for the costs incurred. In October 1994, Cedar reached a settlement pursuant to which it recovered $1,580,000 of its previously incurred drum removal and investigative costs. The settlement also provides for binding arbitration among Cedar and two former operators at the plant site to apportion future investigative and remedial costs required under the Order.

         The Company believes that the future costs required to complete the site investigation and corrective measures studies at Vicksburg and the plant-wide investigation at West Helena will be between $500,000 and $1,000,000 and will be expended over two to three years. Interim corrective measures may also be implemented at one or both of these locations during this same period. As of December 31, 1993 and 1994, the Company has accrued an aggregate of $1,250,000 for these matters. Until these investigations are completed, it is not possible to definitively determine the costs of any interim or final corrective actions which will be required. Any such corrective action costs will be expended over a period of years. There can be no assurance that such costs will not be material.

         In November 1992, Cedar entered into an agreement with the ADPCE to resolve alleged violations of Cedar's National Pollutant Discharge Elimination System permit (issued to its West Helena Plant in accordance with the Federal Clean Water Act and related state statutes) by agreeing to enter into an additional Consent Administrative Order which will require implementation of additional corrective measures intended to assure future compliance with the requirements of the permit and which required the payment of a penalty of $80,000. As of December 31, 1994, Cedar had substantially completed implementation of all measures required under this Order.

         In 1987, Cedar entered into a cost sharing agreement with 55 other companies to fund costs associated with the clean-up of an abandoned waste disposal site located near Bayou Sorrel, Louisiana. The sharing agreement was the basis for a consent decree to which Cedar and the other companies are parties, settling claims brought by the EPA pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended. The sharing agreement allocates approximately 4% of the clean-up costs to Cedar. The remedy selected by EPA for this site has been successfully implemented and the participating parties' respective shares for cost of future monitoring and maintenance activities on the site until the year 2022 was redetermined. Cedar's share of such future costs was determined to be approximately $170,000, which includes a 25% contingency factor.

Eddy and NMPC

         The Company's potash operations are subject to various Federal, state and local environmental laws. The Company does not believe significant expenditures will be required for the potash operations in the near future or that its ongoing environmental operating costs will be material.

HCL

         As a result of the chemicals and processes used by HCL in the course of production, nitrous oxide ("NOX") gases, potassium nitrate and STPP dusts are emitted into the air. In 1986, the Israeli Ministry of Interior issued an order (the "Order") under the Law for the Prevention of Hazards of 1961 directing HCL to avoid unreasonable air pollution and to take certain remedial actions, including the installation of measuring devices. In response to the Order, HCL installed analyzers for the continuous measuring of the NOX content of the tail gases in its two nitric acid plants and opacity meters for the measurement of dust content in the air emitted from potassium nitrate dryers. An additional absorption tower for the recovery of NOX from the tail gases of the larger nitric acid plant was installed in 1989 as well as two ventury scrubber units for the reduction of the dust content in the air emitted from the dryers of both potassium nitrate plants. As part of a 1990 nitric acid capacity increase, an NOX abatement unit was installed in the smaller nitric acid plant. As a result of these actions, HCL complied with the Order.

         As a result of the production of phosphoric acid, HCL generates acid sludge and liquid acid effluent. HCL had previously disposed of its acid sludge in designated approved sites. In accordance with a permit issued by the Israeli Agency for Environmental Preservation of the Ministry of Interior pursuant to the Law for the Prevention of Sea Pollution (Disposing of Wastes) of 1983 and 1984, HCL is now disposing of the acid sludge in a designated site in the Mediterranean Sea, situated 20 nautical miles from the Israeli coast. The permit allows for the disposal of a quantity which is sufficient to satisfy HCL's needs. The permit is valid until December 31, 1995.

         HCL currently disposes of its liquid acid effluents in a local river. Local authorities have advised HCL that it must find an alternative site for such disposal. On December 21, 1994, Man, Nature and Law, an Israeli fellowship for the protection of the environment, together with six fishing companies, filed a complaint in the Magistrate's Court of Haifa against HCL and its directors alleging violation of specified Israeli environmental laws through HCL dumping of chemical waste into this river without adequate permits. HCL believes that disposition of this complaint will not have a material adverse effect on its financial position or operations. The present solution proposed by HCL as an alternative to disposal in the river, is to dispose of the liquid acid waste four kilometers into Haifa Bay utilizing a marine pipeline. This proposal, accepted in principle by both the local authorities for environmental protection and the Haifa port authorities, was submitted for approval to the Ministry of Environmental Protection in Jerusalem. The Ministry gave HCL permission to proceed with the design of the marine pipeline, subject to HCL fulfilling certain requirements, including studies of sea conditions in the area for the proposed pipeline and of the effect of the acid waste on the sea environment. The Company estimates that HCL will be required to invest approximately $8,000,000 over the next two years if this proposed solution is adopted and annual operating costs, after completion of the project, will be approximately $800,000.

         Appropriate provisions have been made in the consolidated financial statements with respect to the above matters. See Notes A and N of Notes to Consolidated Financial Statements.

ITEM 2.  Properties.

         Reference is made to "Facilities and Suppliers" in Item 1 above, "Business," for information concerning the Company's properties. See also Note D of Notes to Consolidated Financial Statements for additional information.

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

         2. Beginning in April 1993 a number of class of action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including Eddy and NMPC. The purported class actions were on behalf of all purchasers of potash from any of the defendants or their respective affiliates, at any time during the period from April 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints seek unspecified treble damages, attorneys fees and injunctive relief against the defendants. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the Federal District Court actions have been consolidated for pretrial purposes in the United States District Court for Minnesota and captioned In Re Potash Antitrust Litigation. On March 14, 1994, this Court scheduled the trial to begin on or about January 1, 1996. Several additional and/or amended complaints were filed in the Minnesota Federal District Courts making substantially the same allegations as the earlier complaints. These complaints have been superseded by or deemed included in the Third Amended and Consolidated Class Action Complaint, to which NMPC and Eddy served and filed answers denying all the material allegations thereof on or about July 22, 1994. On or about January 12, 1995 this Court granted plaintiffs' motion to certify the plaintiff class.

         On or about May 27, 1993 a purported class action captioned Angela Coleman v. New Mexico Potash Corp., et al. was filed against the major Canadian and United states potash producers, including Eddy and NMPC, and unnamed co-conspirators in the Superior Court of the State of California for the County of Los Angeles. The Coleman action was commenced by Angela Coleman on behalf of a class consisting of all California indirect purchasers of potash, and alleges that the defendants conspired to fix, raise, maintain and stabilize the prices of potash indirectly purchased by the members of the class in violation of specified California antitrust and unfair competition statues.
The complaint in Coleman seeks unspecified treble damages, attorneys fees and injunctive relief against the defendants. In addition, on or about March 29, 1994, a purported class action captioned Neve Bros. et al. v. Potash Corporation of Saskatchewan, et. al., was commenced in the Superior Court of the State of California for the City and County of San Francisco against the major Canadian and United States potash producers and unnamed co-conspirators. Eddy, NMPC, NMPC's parent, Cedar Chemical Corporation ("Cedar"), and Cedar's parent, Nine West Corporation, and the Company are among the named defendants in the Neve action. The Neve action, also brought on behalf of a class of indirect purchasers of potash in California, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief. Motions have been filed for Eddy to be dismissed from both the Coleman and Neve actions, and for Nine West Corporation and the Company to be dismissed from the Neve actions, in each case for lack of personal jurisdiction. Cedar and NMPC have served and filed answers in the Neve action, and NMPC has served and filed an answer in the Coleman action, in each case denying all material allegations of the respective complaint. The Coleman action has been consolidated with the Neve action in the Superior Court of the State of California for the City and County of San Francisco.

         On or about August 2, 1994, a purported class action on behalf of indirect purchasers of potash outside of California, David B. Gaebler v. New Mexico Potash Corporation, et at., was commenced against the major Canadian and United States potash producers, including Eddy and NMPC, in the Circuit Court of Cook County, Illinois under the Illinois consumer fraud statue. The Gaebler action makes substantially the same allegations made in the Neve and Coleman actions and seeks unspecified compensatory and punitive damages and an award of attorneys' fees and costs. On February 28, 1995, the defendants served motions to dismiss the complaint in the Gaebler action.

         Management has no knowledge of any conspiracy of the type alleged in these complaints.

         There are several other legal proceedings pending against the Company and certain of its subsidiaries arising in the ordinary course of its business which management does not consider material.

         Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters described or referred to above should not have a material adverse effect on the financial position, future operations or liquidity of the Company.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         All of the Company's equity securities are owned by TPR Investment Associates, Inc. ("TPR"). See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." In addition, see Note G of Notes to Consolidated Financial Statements for information regarding certain restrictions on the Company's payment of dividends. During 1992, 1993 and 1994 the Company paid or declared dividends on its Common Stock in the amounts of $13,136,000, $7,508,000 and $4,466,000, respectively.

ITEM 6.  Selected Financial Data.

         The following table presents selected consolidated financial data of the Company for the five year period ended December 31, 1994. This data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the notes thereto.

                                                                     Year Ended December 31,
                                                   -----------------------------------------------------------
                                                    1990         1991         1992         1993         1994
                                                   -------      -------      -------      -------      -------
                                                                           (in thousands)
Results of Operations:
  Revenues  . . . . . . . . . . . . . . . . .      $292,235     $309,068     $345,356     $326,315    $334,107
  Operating costs and expenses:
      Cost of goods sold  . . . . . . . . . .       219,878      238,489      266,770      255,563     265,795
      General and administrative  . . . . . .        29,488       33,262       36,270       38,375      37,780
                                                   --------     --------     --------     --------    --------
  Operating income  . . . . . . . . . . . . .        42,869       37,317       42,316       32,377      30,532
  Interest expense  . . . . . . . . . . . . .       (32,153)     (31,210)     (27,542)     (27,405)    (28,369)
  Interest and other income
    (expense) - net (1) . . . . . . . . . . .        (4,647)      14,159        8,476        6,014      15,056
                                                   --------     --------     --------     --------    --------
  Income before income taxes,
    extraordinary item and change
    in accounting principle . . . . . . . . .         6,069       20,266       23,250       10,986      17,219
  Income tax provision  . . . . . . . . . . .        11,037        2,582       11,231        7,920      14,669
                                                   --------     --------     --------     --------    --------
  Income (loss) before extraordinary item
    and change in accounting principle  . . .        (4,968)      17,684       12,019        3,066       2,550
  Extraordinary item - net  . . . . . . . . .           263        1,186         -          (8,830)       -
  Cumulative effect on prior years of
    change in accounting for income taxes . .          -            -           1,130         -           -
                                                   --------     --------     --------     --------    --------
  Net income (loss) . . . . . . . . . . . . .      $ (4,705)    $ 18,870     $ 13,149     $ (5,764)   $  2,550
                                                   ========     ========     ========     ========    ========

Dividends:
  Preferred stock . . . . . . . . . . . . . .      $    855     $    214     $   -        $   -       $   -
  Common stock  . . . . . . . . . . . . . . .         2,175        2,850       13,136        7,508       4,466

__________________

(1) Includes (a) security losses of $15,490,000 (which amount relates principally to the Company's investment in Enstar) in the year ended December 31, 1990, (b) gains of $10,000,000 and $18,100,000 in the years ended December 31, 1991 and 1994, respectively, representing the excess of insurance proceeds over the carrying value of certain HCL property destroyed in a fire, (c) security gains (losses) of $2,865,000, $2,261,000 and ($1,178,000) in the years ended December 31, 1992, 1993 and 1994, respectively, and (d) foreign currency gains (losses) of $4,000,000, $850,000 and ($3,800,000) in the years ended December 31, 1992, 1993, and
     1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note K of Notes to Consolidated Financial Statements.

                                                                           December 31,
                                                   ----------------------------------------------------------
                                                     1990         1991         1992         1993       1994
                                                   --------     --------     --------     --------   --------
                                                                          (in thousands)
Financial Position:
  Cash and cash equivalents . . . . . . . . .      $ 54,999     $ 39,276     $ 54,745     $ 25,742   $ 15,571
  Working capital . . . . . . . . . . . . . .       122,387      130,072      107,850      103,776     66,294
  Total assets  . . . . . . . . . . . . . . .       373,083      381,841      341,055      365,865    550,954
  Short-term debt, including current
    maturities of long-term debt  . . . . . .        29,383       50,105       42,666       47,282    157,986(a)
  Long-term debt, excluding current
    maturities and subordinated debt  . . . .       125,745       84,132       71,318       61,328    102,059
  Senior subordinated debt - net  . . . . . .       120,309      110,716      103,689      140,133    140,385
  Junior subordinated debt - net  . . . . . .         7,213       14,735       15,089       15,495      7,981
  Stockholder's equity  . . . . . . . . . . .        15,824       28,772       28,882       15,794     20,550

  (a) Collateralized, in part, by $100,000,000 of certificates of deposit, which are included in "other current assets" in the accompanying December 31, 1994 Consolidated Balance Sheet.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth as a percentage of revenues and the percentage change of those items as compared to the prior period, certain items appearing in the Consolidated Financial Statements.


                                                         PERCENTAGE OF REVENUES          YEAR-TO-YEAR CHANGES
                                                       --------------------------        --------------------
                                                                                            1993        1994
                                                        YEAR ENDED DECEMBER 31,              VS.         VS.
                                                       --------------------------
                                                          1992     1993    1994             1992        1993
                                                          ----     ----    ----             ----        ----
Revenues  . . . . . . . . . . . . . . . . . . . . .       100.0%   100.0%  100.0%           (5.5)%        2.4%
                                                          -----    -----   -----
Cost and expenses:
    Cost of goods sold  . . . . . . . . . . . . . .        77.2     78.3    79.5            (4.2)         4.0
    General and administrative  . . . . . . . . . .        10.5     11.8    11.3             5.8         (1.6)
                                                          -----    -----   -----
Operating income  . . . . . . . . . . . . . . . . .        12.3      9.9     9.2           (23.5)        (5.7)
    Interest expense  . . . . . . . . . . . . . . .        (8.0)    (8.4)   (8.5)            (.5)         3.5
    Interest and other income - net   . . . . . . .         2.4      1.9     4.5           (29.1)       150.4
                                                          -----    -----   -----
Income before income taxes, extraordinary
    item and change in accounting principle   . . .         6.7      3.4     5.2           (52.8)        56.7
Income tax provision  . . . . . . . . . . . . . . .         3.2      2.5     4.4           (29.4)        85.2
                                                          -----    -----   -----
Income before extraordinary item and
    change in accounting principle  . . . . . . . .         3.5       .9      .8           (74.5)       (16.8)
Extraordinary item - net  . . . . . . . . . . . . .          -      (2.7)     -           (100.0)       100.0
Cumulative effect on prior years of
    change in accounting for income taxes   . . . .          .3       -       -           (100.0)          -
                                                          -----    -----   -----
Net income (loss) . . . . . . . . . . . . . . . . .         3.8%    (1.8)%    .8%         (143.8)%      144.2%
                                                          =====    =====   =====

1994 Compared with 1993

    Revenues increased by 2.4% to $334,107,000 in 1994 from $326,315,000 in
1993, an increase of $7,792,000, resulting from (i) increased sales of specialty plant nutrients and industrial chemicals ($7,300,000), primarily relating to potassium nitrate, which includes the unfavorable effect ($9,900,000) of certain weakened European currencies in relation to the U.S. dollar (including those covered by forward exchange contracts) in 1994 as compared to the prior year, and (ii) increased sales of organic chemicals ($200,000) and potash ($300,000).

    Cost of goods sold as a percentage of revenues increased to 79.5% in 1994 compared with 78.3% in 1993, primarily due to the adverse effects of (i) the above-mentioned weakened European currencies, (ii) cancellation of the program of exchange rate insurance by the Israeli Government in August 1993 (which contributed $1,600,000 in revenues in 1993) and (iii) lower margins realized in the potash business, with these items being partially offset by certain cost reductions and the receipt of a $1,800,000 refund from a utility supplier. Gross profit was $68,312,000 in 1994 compared with $70,752,000 in 1993, a decrease of $2,440,000, with such decrease primarily being the net result of the increase in revenues as well as the net effect of the items described in the previous sentence. General and administrative expense decreased slightly to $37,780,000 in 1994 from $38,375,000 in 1993 (11.3% and 11.8% of revenues in
1994 and 1993, respectively).

    As a result of the matters described above, the Company's operating income decreased by $1,845,000 to $30,532,000 in 1994 as compared with $32,377,000 in
1993.

    Interest expense increased by $964,000 ($28,369,000 in 1994 compared with $27,405,000 in 1993), primarily as a result of (i) higher interest rates in 1994 and (ii) the June 30, 1994 Loan Agreement described below (see Note G of Notes to Consolidated Financial Statements). Interest and other income - net increased in 1994 by $9,042,000, principally as the result of a gain relating to the February, 1994 fire at HCL ($18,100,000), partially offset by several factors during the 1994 period including (i) lower investment income and security gains ($4,300,000) and (ii) a provision for loss on certain foreign currency transactions ($3,800,000) - see Notes D and K of Notes to Consolidated Financial Statements.

    As a result of the above factors, income before income taxes and extraordinary item increased by $6,233,000 in 1994. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. See Note J of Notes to Consolidated Financial Statements for information regarding effective tax rates.

    In the 1993 period the Company acquired $65,497,000 principal amount of its 13 1/2% Senior Subordinated Debentures and $21,500,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $8,830,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1994 period. See Note G of Notes to Consolidated Financial Statements.

1993 Compared with 1992

         Revenues decreased by 5.5% to $326,315,000 in 1993 from $345,356,000 in 1992, a decrease of $19,041,000, resulting from decreased sales of potash ($10,700,000), specialty plant nutrients and industrial chemicals ($1,500,000) and organic chemicals (primarily contract manufacturing activities) ($6,800,000).

         Cost of goods sold as a percentage of revenues increased to 78.3% in 1993 compared with 77.2% in 1992 primarily due to higher costs associated with contract manufacturing activities in the Company's organic chemicals business and lower potash prices. During the 1993 period margins on specialty plant nutrients, industrial chemicals and the organic chemicals' pesticide business increased, but were offset by reduced margins in contract manufacturing activities and in the potash business. Gross profit was $70,752,000 in 1993 compared with $78,586,000 in 1992, a decrease of $7,834,000, principally the result of a decrease in potash gross profit. General and administrative expense increased to $38,375,000 in 1993 from $36,270,000 in 1992 (11.8% and
10.5% of revenues in 1993 and 1992, respectively), with the increase of $2,105,000 principally due to increased selling and marketing expenses for specialty plant nutrients and organic chemicals.

         As a result of the matters described above, the Company's operating income decreased by $9,939,000 to $32,377,000 in 1993 as compared with $42,316,000 in 1992.

         Interest expense decreased by $137,000 ($27,405,000 in 1993 compared with $27,542,000 in 1992). While the Company's outstanding debt at December 31, 1993 exceeded the outstanding debt at December

31, 1992 primarily as a result of the Company's issuance of its 11 7/8% Senior Subordinated Notes due 2002 (see Note G of Notes to Consolidated Financial Statements), interest expense declined as a result of scheduled debt repayments and lower interest rates in the 1993 period. Interest and other income - net decreased in 1993 by $2,462,000, principally as the result of reduced interest and dividend income and security gains in 1993 and other non-recurring income earned in 1992 (see Notes D and K of Notes to Consolidated Financial Statements).

         As a result of the above factors, income before income taxes, extraordinary item and change in accounting principle decreased by $12,264,000 in 1993. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. See Note J of Notes to Consolidated Financial Statements for information regarding effective tax rates.

         In the 1993 period the Company acquired $65,497,000 principal amount of its 13 1/2% Senior Subordinated Debentures and $21,500,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $8,830,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No debt was acquired in the 1992 period. See Note G of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at December 31, 1994 and 1993 was $66,294,000 and $103,776,000, respectively.

         Operations for the years ended December 31, 1994 and 1993, after adding back non-cash items, provided cash of approximately $26,900,000 and $17,000,000, respectively. During such periods other changes in working capital provided (used) cash of approximately $13,000,000 and ($10,200,000), respectively, resulting in net cash being provided from operating activities and working capital management of approximately $39,900,000 and $6,800,000, respectively.

         Investment activities during the years ended December 31, 1994 and 1993 used cash of approximately $201,000,000 and $53,400,000, respectively, including additions to property in 1994 and 1993 of approximately $93,300,000 and $29,100,000, respectively, and net purchases of marketable securities and short-term investments of approximately $134,800,000 and $34,100,000, respectively. The 1994 property additions principally relate to (i) the construction of the K3 plant, (ii) the replacement of the production unit damaged in the fire in February, 1994 and (iii) the construction of a new potassium carbonate manufacturing facility (see "Capital Expenditures" below). Purchases of marketable securities and short-term investments in 1994 include $100,000,000 of certificates of deposit ("CD's") relating to the Loan Agreement described below, which CD's were pledged to a bank.

         Financing activities during the years ended December 31, 1994 and 1993 provided cash of approximately $150,900,000 and $17,600,000 respectively. During 1994 the Company entered into the Loan Agreement described below which resulted in new bank loans aggregating $140,000,000 and the repayment of bank loans of approximately $19,000,000. During 1993 the Company issued $115,000,000 principal amount of 11 7/8% Senior Subordinated Notes, due 2002, and acquired approximately $65,500,000 principal amount of its 13 1/2% Senior Subordinated Debentures and $21,500,000 principal amount of its Senior Subordinated Reset Notes. During 1994, the Company dividended certain short-term investments to its parent. The carrying value of these investments on the dividend date ($4,241,000) approximated market value.

         On June 30, 1994, the Company entered into the Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion.
The Company pledged CD's with a principal amount of $100,000,000 as collateral for such loan (such CD's are included in "other current assets" in the accompanying Consolidated Balance Sheet). In addition, the Company has pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement. On January 5, 1995, the Company liquidated the pledged CD's and prepaid the $100,000,000 loan. See Notes B, E and G of Notes to Consolidated Financial Statements.

         As of December 31, 1994, the Company had outstanding long-term debt (excluding current maturities) of $250,425,000. The Company's primary source of liquidity is cash flow generated from operations and the revolving loan commitments described in Note E of Notes to Consolidated Financial Statements.

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 34% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently.

         The principal purpose of the Company's hedging program (which is for other than trading purposes) is to mitigate the impact of fluctuations against the U.S. dollar, as well as to protect against significant adverse changes in exchange rates. Accordingly, the gains and losses recognized relating to the hedging program in any particular period and the impact on revenues had the Company not had such a program are not necessarily indicative of its effectiveness.

CAPITAL EXPENDITURES

    During 1994 (excluding the K3 Plant described below and the reconstruction of the production unit damaged by fire in February 1994) the Company invested approximately $30,000,000 in capital expenditures. During 1993 the Company commenced construction of the K3 Plant, a new facility in Israel, with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually. The Company substantially completed the construction of the K3 Plant in the fourth quarter of 1994 - see Note D of Notes to Consolidated Financial Statements. In addition, in 1994 the Company invested approximately $20,000,000 in connection with the replacement of the damaged production unit.

    The Company currently anticipates that capital expenditures for the year ending December 31, 1995 (excluding the K3 Plant and the reconstruction of the damaged production unit) will aggregate approximately $19,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification, and for ecological matters. The Company expects to be able to finance its capital expenditures from internally generated funds, borrowings from traditional lending sources and, where applicable, Israeli Government grants and entitlements and, with respect to the damaged production unit, insurance proceeds.

EXCHANGE RATE INSURANCE

    In 1981, HCL joined a program of exchange rate insurance of the Israeli Government designed to protect participating Israeli exporters from losses resulting from the widening of the gap between the inflation rate in Israel and the rate of devaluation of the New Israeli Shekel ("NIS") against a weighted basket of currencies of Israel's major trading partners. The net benefits received by HCL for the years ended December 31, 1992 and 1993 were $4,056,000 and $1,616,000, respectively, which benefits have been included in revenues.
As part of various economic measures adopted in Israel subsequent to December 31, 1988, the Israeli Government has gradually reduced the insurance proceeds granted under its program of exchange rate insurance, with the program having been fully eliminated on August 31, 1993. See Note A of Notes to Consolidated Financial Statements.

INFLATION

    Inasmuch as only approximately $40,000,000 of HCL's annual operating costs are denominated in NIS, HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1993 and 1994, the inflation rate of the NIS as compared to the U.S. Dollar exceeded the devaluation rate in Israel by 3.2% and 13.4%, respectively.

ENVIRONMENTAL MATTERS

    See Item 1 - "Business - Environmental Matters" above and Note N of Notes to Consolidated Financial Statements for information regarding environmental matters relating to the Company's various facilities.

ITEM 8.  Financial Statements and Supplementary Data.

    See Index to Consolidated Financial Statements and Schedules on page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

    The directors and executive officers of the Company are as follows:


NAME                              AGE         POSITION
----                              ---         --------
Arie Genger . . . . . . . .       49          Chairman of the Board and Chief Executive Officer

Thomas G. Hardy . . . . . .       49          President and Chief Operating Officer; Director

Martin A. Coleman . . . . .       64          Director

Sash A. Spencer . . . . . .       63          Director

Lester W. Youner  . . . . .       49          Vice President, Treasurer and Chief Financial Officer

Bernard J. Blaney . . . . .       70          Vice President


FINANCIAL ADVISORY COMMITTEE
----------------------------

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

        Martin A. Coleman has been a director since March 1993. Since January 1991 he has been a private investor. Prior to that he was a member of the law firm of Rubin Baum Levin Constant & Friedman, general counsel to the Company, for more than five years.

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

        Bernard J. Blaney has been a Vice President of the Company since January 1987.

        Lawrence M. Small, 53, has been Chairman of the Financial Advisory Committee of the Board of Directors since October 1992. Mr. Small is President and Chief Operating Officer of Fannie Mae (Federal National Mortgage Association) headquartered in Washington, DC, which he joined in September 1991. Prior to that, he was Vice Chairman and Chairman of the Executive Committee of the Boards of Directors of Citicorp and Citibank, N.A., where he was employed for 27 years. He serves as a director of Fannie Mae and of the Chubb Corporation (an insurance company).

ITEM 11.  Executive Compensation

        The following table sets forth the aggregate compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and to other executive officers whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 1994:

SUMMARY COMPENSATION TABLE


                                                        Annual Compensation (1)           All Other
                                                   ----------------------------------      Compen-
Name and Principal Position                           Year     Salary (2)      Bonus      sation (3)
---------------------------                        ----------  ----------    --------     ----------
Arie Genger . . . . . . . . . . . . . . . . .         1994      $750,000   $      -       $  509,000
  Chairman of the Board                               1993       750,000       92,000        519,000
  and Chief Executive Officer                         1992       750,000      143,000        437,000

Thomas G. Hardy . . . . . . . . . . . . . . .         1994       400,000          -        1,406,000
  President and Chief Operating Officer               1993       350,000       50,000          8,000
  and Director                                        1992       350,000      100,000         11,000

Lester W. Youner  . . . . . . . . . . . . . .         1994       241,000       55,000          6,000
  Vice President, Treasurer and                       1993       226,000       70,000          8,000
  Chief Financial Officer                             1992       206,000       70,000         11,000

Martin A. Eichen (4)  . . . . . . . . . . . .         1994       149,000       11,000          6,000
  Vice President                                      1993       149,000       15,000          7,000
                                                      1992       149,000       15,000          9,000

Kenneth H. Traub (4)  . . . . . . . . . . . .         1994       120,000       19,000          4,000
  Vice President                                      1993       105,000       25,000          4,000
                                                      1992        95,000       30,000          6,000

____________________

(1) During the period covered by the table, the Company did not make any restricted stock awards and did not have in effect any stock option or stock appreciation rights plan. See "Compensation Agreements" for Mr. Hardy's bonus arrangement.

(2) Amounts shown for 1993 do not include in the case of Messrs. Genger, Hardy and Youner $500,000, $275,000 and $20,000, respectively, of 1994 salary which was prepaid in 1993. Amounts shown for 1994 include such prepayments.

(3) For 1994, consists of: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $5,000 for the premium on term life insurance;
     (ii) in the case of Messrs. Hardy, Youner, Eichen and Traub $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $2,000 each for Messrs. Hardy, Youner and Eichen for the premium on term life insurance. In the case of Mr. Hardy, also includes $1,400,000 deposited in trust for Mr. Hardy. See "Compensation Agreements".

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

(4)  Resigned effective December 31, 1994.

COMPENSATION AGREEMENTS

  Pursuant to an Agreement entered into in March 1994 (the "New Agreement"), the Company and Mr. Hardy modified and superseded a bonus arrangement entered into on January 15, 1988, as amended (the "Old Agreement"), under which no payments had been made. The Old Agreement provided for a payment upon termination of Mr. Hardy's employment in an amount equal to 2% of the Company's average annual after-tax consolidated net income (as defined) for the three years ending on December 31st of the year immediately prior to the termination of Mr. Hardy's employment, multiplied by either the multiple of the market price to such net income of the Company's common stock if publicly traded or, if privately held at the time of such termination, by a multiple of 11. Pursuant to the New Agreement, the Company is required to irrevocably deposit in trust for the benefit of Mr. Hardy an aggregate of $2,800,000, of which $1,400,000 was deposited upon execution of the New Agreement, with the remaining $1,400,000 to be deposited in 1996 (or under certain circumstances, including a change in control of the Company, earlier). The deposited funds are held under a Trust Agreement (the "Trust Agreement"), which provides that the assets held thereunder are subject to the claims of the Company's general creditors in the event of insolvency of the Company. The Trust Agreement provides that the assets are payable in a lump sum to Mr. Hardy or his beneficiaries upon the earlier of December 1, 2001 or the termination of his employment with the Company.

  During July 1994, the Company entered into an employment agreement with Mr. Hardy, effective as of June 1, 1993, having a primary term of seven years, renewable for 10 additional years unless either party gives at least 12 months' prior written notice of termination. The agreement provides for an annual salary of $400,000, subject to negotiated annual increases commencing in the year 2000. With certain restrictions, Mr. Hardy will be entitled to receive a bonus (the "Bonus") based on a percentage of the fair market value (the "Value") of the Company's equity at December 31st of the year Mr. Hardy's employment terminates, he turns 65 or certain acceleration events, including a change of control of the Company, occur. If the Company and Mr. Hardy cannot agree on the Value, each may propose an amount. If only one makes a proposal, that would constitute the Value. If each makes a proposal, an investment banker would choose between them. The Bonus, generally payable in installments, would be equal to the excess over $2,800,000 (the aggregate amount Mr. Hardy is to receive under the New Agreement) of specified percentages of different ranges of Value. Mr. Hardy is not entitled to the Bonus if he voluntarily terminates his employment during the primary term (other than by death or disability) or if Mr. Hardy's employment is terminated for cause (as defined).

  During August, 1994, the Company entered into a salary continuation agreement with Lester W. Youner which obligates the Company to pay Mr. Youner a retirement allowance ("Allowance") of $100,000 per year for life commencing at age 65. In the event of Mr. Youner's death after the commencement of the payment of the Allowance, Mr. Youner's designated beneficiary is to receive the Allowance until 10 annual payments shall have been made to Mr. Youner and his beneficiary. Mr. Youner will be 25% vested in the Allowance on December 31, 1996 and shall continue to vest at the rate of 5% per year thereafter provided that he remains in the employ of the Company. Notwithstanding the foregoing, the Allowance will become 100% vested on the earlier of Mr. Youner's 65th birthday or the occurrence of an acceleration event, including a change of control of the Company. Mr. Youner forfeits the Allowance if his employment is terminated for cause (as defined) or, if within two years after the voluntary termination of his employement, Mr. Youner engages directly or indirectly in any activity competitive with the Company or any of its subsidiaries. The agreement further provides that in the event of Mr. Youner's death prior to his 65th birthday while in the active employ of the Company, his designated beneficiary is to receive an annual death benefit of $100,000 for 10 years.
Mr. Youner's death benefit is currently 50% vested and will become 100% vested on the earlier of December 31, 1996 or the occurrence of an acceleration event.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Board of Directors does not have a Compensation Committee. Executive officer compensation matters were determined by the Board of Directors, whose four members currently include Mr. Genger, Chairman of the Board and Chief Executive Officer of the Company, and Mr. Hardy, President and Chief Operating Officer of the Company. No company director has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

COMPENSATION OF DIRECTORS

  Officers of the Company who serve as directors do not receive any compensation for serving as directors. Martin A. Coleman and Sash A. Spencer each receive $15,000 annually for serving as directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth certain information as of March 27, 1995, as to the beneficial ownership of the Common Stock of the Company, which is the only outstanding class of voting security of the Company:


                                                                 SHARES               PERCENT
                                                              BENEFICIALLY              OF
         NAME AND ADDRESS                                         OWNED                CLASS
         ----------------                                     -------------         ----------
         Common Stock, $.01 par value (1):

                 TPR (2)
                 9 West 57th Street
                 New York, NY 10019 . . . . . . . . . . .         3,000                  100%

         All executive officers and directors as a group
                 (six persons)(2) . . . . . . . . . . . .         3,000                  100%

_____________________

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

         See Notes G and L of Notes to Consolidated Financial Statements for a description of a transaction pursuant to which TPR acquired the Company's $9,000,000, 9 1/2% junior subordinated debentures due 2005 (the "9.5% Debentures") and became the obligor on an outstanding 8 3/4%, $4,000,000 note due 2005 payable to the Company. Upon TPR's acquisition of the 9.5% Debentures, TPR exchanged the 9.5% Debentures for a new preferred stock of the Company described in said Note L.

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

                      (ii) Split Dollar Insurance Agreement, entered into as of August 26, 1988, between the Company and Arie Genger.

                      (iii)  Employment agreement between the Company and Thomas
                             G. Hardy, dated as of  June 1, 1993.

                      (iv) Salary Continuation Agreement between the Company and Lester W. Youner, dated as of August 24, 1994.

         (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             Trans-Resources, Inc.
                                                 (Registrant)

                                         By  Lester W. Youner
                                             ---------------------------
                                             Lester W. Youner
                                             Vice President, Treasurer
                                             and Chief Financial Officer

Dated: March 27, 1995

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:


PRINCIPAL EXECUTIVE OFFICER:                              |
                                                          |
   ARIE GENGER                                            |
   Chairman of the Board and Chief Executive Officer      |
                                                          |
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:               |
                                                          |
   LESTER W. YOUNER                                       |
   Vice President, Treasurer and Chief Financial Officer  |
                                                          |
                                                          |
                                                          |    By Lester W. Youner
                                                          |       Lester W. Youner
                                                          |    For Himself and As Attorney-In-Fact
                                                          |
                                                          |
Directors:                                                |
                                                          |
   Arie Genger                                            |    Dated:  March 27, 1995
   Thomas G. Hardy                                        |
   Martin A. Coleman                                      |
   Sash A. Spencer                                        |

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

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                                                      Page
--------------------                                                                                      ----
    Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            F-2
    Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            F-3
    Consolidated Balance Sheets, December 31, 1993 and 1994   . . . . . . . . . . . . . . . . .            F-4
    Consolidated Statements of Operations,
         for the Years Ended December 31, 1992, 1993 and 1994 . . . . . . . . . . . . . . . . .            F-5
    Consolidated Statements of Stockholder's Equity,
         for the Years Ended December 31, 1992, 1993 and 1994 . . . . . . . . . . . . . . . . .            F-6
    Consolidated Statements of Cash Flows,
         for the Years Ended December 31, 1992, 1993 and 1994 . . . . . . . . . . . . . . . . .            F-7
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .            F-8

SCHEDULE
--------

    Schedule I - Condensed Financial Information of Registrant,
         for the Years Ended December 31, 1992, 1993 and 1994 . . . . . . . . . . . . . . . . .            S-1

                       [DELOITTE & TOUCHE LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Trans-Resources, Inc. New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedule of Trans-Resources, Inc. (a wholly-owned subsidiary of TPR Investment Associates, Inc.) and Subsidiaries listed in the foregoing Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Cedar Chemical Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 21 percent and 26 percent of consolidated total assets as of December 31, 1994 and 1993, respectively, and total revenues constituting 38 percent, 35 percent and 35 percent of consolidated total revenues for the years ended December 31, 1994, 1993 and 1992, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cedar Chemical Corporation, is based solely on the report of such other auditors.

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

In our opinion, based upon our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Resources, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for income taxes during the year ended December 31, 1992.


Deloitte & Touche LLP

March 24, 1995

Report of Independent Accountants


To the Board of Directors and Shareholder of Cedar Chemical Corporation:


In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Cedar Chemical Corporation (a wholly-owned subsidiary of Trans-Resources, Inc.) and its subsidiaries ("Cedar") at December 31, 1993 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1992, 1993 and 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Cedar's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP



Memphis, Tennessee
February 16, 1995

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                        ---------------------
                                                                                        1993             1994
                                                                                        ----             ----
                                                                                            (IN THOUSANDS)
                                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .          $ 25,742         $ 15,571
    Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . .            55,681           66,106
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60,929           51,313
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .            56,172          168,200
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            17,485           18,852
                                                                                     --------         --------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . . . .           216,009          320,042

PROPERTY, PLANT AND EQUIPMENT - net . . . . . . . . . . . . . . . . . . . .           131,001          202,085

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,855           28,827
                                                                                     --------         --------

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $365,865         $550,954
                                                                                     ========         ========

                                                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . . . . . . .          $ 24,801         $124,465
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,481           33,521
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,924           57,077
    Accrued expenses and other current liabilities  . . . . . . . . . . . .            30,027           38,685
                                                                                     --------         --------
         Total Current Liabilities  . . . . . . . . . . . . . . . . . . . .           112,233          253,748
                                                                                     --------         --------

LONG-TERM DEBT - net:
    Senior indebtedness, notes payable and other obligations  . . . . . . .            61,328          102,059
    Senior subordinated debt - net  . . . . . . . . . . . . . . . . . . . .           140,133          140,385
    Junior subordinated debt - net  . . . . . . . . . . . . . . . . . . . .            15,495            7,981
                                                                                     --------         --------
         Long-Term Debt - net . . . . . . . . . . . . . . . . . . . . . . .           216,956          250,425
                                                                                     --------         --------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,882           26,231
                                                                                     --------         --------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding . . . . . . . . . . . . . . . .               -              7,960
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding . . . . . . . . . . . . . . . . . . . . . .               -                -
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .               500              505
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .            15,348           13,432
    Cumulative translation adjustment   . . . . . . . . . . . . . . . . . .               (54)            (360)
    Unrealized gains (losses) on marketable securities  . . . . . . . . . .              -                (987)
                                                                                     --------         --------
         Total Stockholder's Equity . . . . . . . . . . . . . . . . . . . .            15,794           20,550
                                                                                     --------         --------

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $365,865         $550,954
                                                                                     ========         ========

                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1992, 1993 and 1994

                                                                      1992              1993            1994
                                                                      ----              ----            ----
                                                                                   (IN THOUSANDS)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $345,356         $326,315         $334,107

OPERATING COSTS AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . . . . . . .      266,770          255,563          265,795
    General and administrative  . . . . . . . . . . . . . . . .       36,270           38,375           37,780
                                                                    --------         --------         --------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . .       42,316           32,377           30,532

    Interest expense  . . . . . . . . . . . . . . . . . . . . .      (27,542)         (27,405)         (28,369)
    Interest and other income - net . . . . . . . . . . . . . .        8,476            6,014           15,056
                                                                    --------         --------         --------

INCOME BEFORE INCOME TAXES,
    EXTRAORDINARY ITEM AND CHANGE IN
    ACCOUNTING PRINCIPLE  . . . . . . . . . . . . . . . . . . .       23,250           10,986           17,219

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . .       11,231            7,920           14,669
                                                                    --------         --------         --------

INCOME BEFORE EXTRAORDINARY ITEM
    AND CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . . . .       12,019            3,066            2,550

EXTRAORDINARY ITEM - Loss on repurchase
of debt (no income tax benefit) . . . . . . . . . . . . . . . .         -              (8,830)            -

CUMULATIVE EFFECT ON PRIOR YEARS OF
    CHANGE IN ACCOUNTING FOR INCOME TAXES . . . . . . . . . . .        1,130             -                -
                                                                    --------         --------         --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . .     $ 13,149         $ (5,764)        $  2,550
                                                                    ========         ========         ========




                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

              For the Years Ended December 31, 1992, 1993 and 1994


                                                                                                               UNREALIZED
                                                                        ADDITIONAL              CUMULATIVE       GAINS
                                                   PREFERRED   COMMON    PAID-IN     RETAINED   TRANSLATION   (LOSSES) ON
                                                     STOCK     STOCK     CAPITAL     EARNINGS   ADJUSTMENT     SECURITIES   TOTAL
                                                   ---------   ------   ----------   --------   -----------   -----------   -----
                                                                                (IN THOUSANDS)
BALANCE, JANUARY 1, 1992  . . . . . . . . . .       $  -       $  -        $500      $ 28,607     $(335)        $  -      $ 28,772

   Net income   . . . . . . . . . . . . . . .                                          13,149                               13,149
   Dividends - common stock   . . . . . . . .                                         (13,136)                             (13,136)
   Net change during year   . . . . . . . . .                                                        97                         97
                                                    ------     ------      ----      --------     -----         -----     --------

BALANCE, DECEMBER 31, 1992  . . . . . . . . .          -          -         500        28,620      (238)           -        28,882

   Net loss   . . . . . . . . . . . . . . . .                                          (5,764)                              (5,764)
   Dividends - common stock   . . . . . . . .                                          (7,508)                              (7,508)
   Net change during year   . . . . . . . . .                                                       184                        184
                                                    ------     ------      ----      --------     -----         -----     --------

BALANCE, DECEMBER 31, 1993  . . . . . . . . .          -          -         500        15,348       (54)           -        15,794

   Net income   . . . . . . . . . . . . . . .                                           2,550                                2,550
   Dividends - common stock, including
       non-cash dividend of $4,241,000  . . .                                          (4,466)                              (4,466)
   Issuance of preferred stock
       upon conversion of 9 1/2%
       junior subordinated debentures . . . .        7,960                                                                   7,960
   Net change during year   . . . . . . . . .                                 5                    (306)         (987)      (1,288)
                                                    ------     ------      ----      --------     -----         -----     --------

BALANCE, DECEMBER 31, 1994  . . . . . . . . .       $7,960     $  -        $505      $ 13,432     $(360)        $(987)    $ 20,550
                                                    ======     ======      ====      ========     =====         =====     ========




                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1992, 1993 and 1994

                                                                       1992            1993             1994
                                                                       ----            ----             ----
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
    Operations:
         Net income (loss)  . . . . . . . . . . . . . . . .         $ 13,149         $ (5,764)        $  2,550
         Items not requiring cash:
             Depreciation and amortization  . . . . . . . .           20,979           24,490           20,859
             Increase in other liabilities  . . . . . . . .              265              725              509
             Deferred taxes and other - net . . . . . . . .           (1,694)          (2,494)           2,986
                                                                    --------         --------         --------
                 Total  . . . . . . . . . . . . . . . . . .           32,699           16,957           26,904
    Working capital management:
         Accounts receivable and other current assets . . .           45,416           (9,222)         (26,105)
         Inventories  . . . . . . . . . . . . . . . . . . .           (3,538)          (9,872)           9,616
         Prepaid expenses . . . . . . . . . . . . . . . . .              155           (2,187)          (1,367)
         Accounts payable . . . . . . . . . . . . . . . . .          (14,175)           9,842           22,153
         Accrued expenses and other current liabilities . .           (1,297)           1,323            8,658
                                                                    --------         --------         --------
         Cash provided by operations and
             working capital management . . . . . . . . . .           59,260            6,841           39,859
                                                                    --------         --------         --------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment  . . . . . .          (26,143)         (29,056)         (93,314)
    Sales of marketable securities and
         short-term investments . . . . . . . . . . . . . .           15,391           15,825           33,543
    Purchases of marketable securities and short-
         term investments, including in 1994 purchase
         of CD's securing a bank loan (see Note G)  . . . .          (12,819)         (34,118)        (134,790)
    Other - net   . . . . . . . . . . . . . . . . . . . . .            2,405           (6,087)          (6,403)
                                                                    --------         --------         --------
         Cash used in investment activities . . . . . . . .          (21,166)         (53,436)        (200,964)
                                                                    --------         --------         --------

FINANCING ACTIVITIES:
    Increase in long-term debt  . . . . . . . . . . . . . .           10,850          124,660          183,330
    Repurchases, payments and current maturities of
         long-term debt . . . . . . . . . . . . . . . . . .          (18,314)        (109,286)         (43,211)
    Increase (decrease) in short-term debt  . . . . . . . .           (2,025)           9,726           11,040
    Dividends to stockholders   . . . . . . . . . . . . . .          (13,136)          (7,508)            (225)
                                                                    --------         --------         --------
         Cash provided by (used in) financing activities  .          (22,625)          17,592          150,934
                                                                    --------         --------         --------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . .           15,469          (29,003)         (10,171)

CASH AND CASH EQUIVALENTS:
    Beginning of year   . . . . . . . . . . . . . . . . . .           39,276           54,745           25,742
                                                                    --------         --------         --------
    End of year   . . . . . . . . . . . . . . . . . . . . .         $ 54,745         $ 25,742         $ 15,571
                                                                    ========         ========         ========

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

         Operating Data

         The Company's revenues by region for the years ended December 31, 1992, 1993 and 1994 are set forth below:

                                                                        1992             1993             1994
                                                                        ----             ----             ----
                                                                                    (IN MILLIONS)
                 Western Hemisphere:
                     United States  . . . . . . . . . . .               $133             $121             $122
                     Other  . . . . . . . . . . . . . . .                 30               30               23
                 Europe . . . . . . . . . . . . . . . . .                124              119              117
                 Asia and Australia . . . . . . . . . . .                 29               30               41
                 Israel . . . . . . . . . . . . . . . . .                 18               17               18
                 Africa and other . . . . . . . . . . . .                 11                9               13
                                                                        ----             ----             ----
                     Total  . . . . . . . . . . . . . . .               $345             $326             $334
                                                                        ====             ====             ====

         As of December 31, 1993 and 1994, the Company's assets were located in the United States (49% and 44%, respectively) and abroad (principally Israel) (51% and 56%, respectively). The Company has no single customer accounting for more than 10% of its revenues.

         Contracts and Revenue Recognition

         Under the terms of a long-term contract with the U.S. Government for the manufacture of an industrial chemical, revenues are recognized ratably for the duration of the contract and billings are rendered as product is shipped. Current deferred revenue of $2,772,000 and $2,541,000 at December 31, 1993 and 1994 and non-current deferred revenue of $2,645,000 at December 31, 1993, represent billings in excess of revenues recognized under the contract. Such current and non-current amounts are classified within "accrued expenses and other current liabilities" and "other liabilities", respectively, in the accompanying Consolidated Balance Sheets.

         Functional Currency and Transaction Gains and Losses

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 34% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. At December 31, 1993 and 1994, there were outstanding contracts to purchase $167 million and $117 million, respectively, in Deutsche Marks. In addition, at December 31, 1993 there were outstanding contracts to sell $56 million in Deutsche Marks and to buy United States dollars. Gains (losses) of approximately $2,400,000 and ($2,300,000) were deferred at December 31, 1993 and 1994, respectively, for forward exchange contracts which qualify as hedges.

         During the years ended December 31, 1992, 1993 and 1994, the Company recorded gains (losses) of approximately ($7,000,000), $6,100,000 and ($11,200,000), respectively, relating to foreign currency transactions, which for 1992, 1993 and 1994 include gains (losses) of $4,000,000, $850,000 and
($3,800,000), respectively, which are included in "interest and other income" relating to certain forward exchange contracts which do not qualify as hedges.

         The principal purpose of the Company's hedging program (which is for other than trading purposes) is to mitigate the impact of fluctuations against the U.S. dollar, as well as to protect against significant adverse changes in exchange rates. Accordingly, the gains and losses recognized relating to the hedging program in any particular period and the impact on revenues had the Company not had such a program are not necessarily indicative of its effectiveness.

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

         Exchange Rate Insurance

         In 1981, HCL joined a program of exchange rate insurance of the Israeli Government designed to protect participating Israeli exporters from losses resulting from the widening of the gap between the inflation rate in Israel and the rate of devaluation of the New Israeli Shekel against a weighted basket of currencies of Israel's major trading partners. The net benefits received by HCL for the years ended December 31, 1992 and 1993 were $4,056,000 and $1,616,000, respectively, which benefits have been included in revenues.
As part of various economic measures adopted in Israel subsequent to December 31, 1988, the Israeli Government has gradually reduced the insurance proceeds granted under its program of exchange rate insurance, with the program having been fully eliminated on August 31, 1993.

         Inventories

         Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out method.

                 Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation is recorded under the straight-line method at generally the following annual rates:

                 Buildings  . . . . . . . . . . . . . . .                5-8 %
                 Machinery, plant and equipment   . . . .                7-25%
                 Office furniture and equipment   . . . .                6-20%

         Expenditures for maintenance and repairs are charged to expense as incurred. Investment grants from the Israeli Government are initially recorded as a reduction of the capitalized asset and are recognized in income over the estimated useful life of the respective asset. HCL recorded investment grants for the years ended December 31, 1992, 1993 and 1994 amounting to $846,000, $10,952,000 and $22,708,000, respectively.

         Effective January 1, 1993 and July 1, 1994, the Company revised the estimate of depreciable lives of its property, plant and equipment at Eddy and HCL, respectively, to more closely approximate the economic lives of those assets. The effect of these changes in estimate was to decrease depreciation expense in 1993 and 1994 by approximately $630,000 and $1,800,000, respectively.

         Investments In Marketable Securities and Other Short-Term Investments

         At December 31, 1993 the Company carried its investments in marketable equity securities at the lower of cost or market. To the extent that the quoted market value was less than cost, an unrealized loss on marketable equity securities would be recorded and classified as a reduction of common stockholder's equity. At December 31, 1993 the aggregate quoted market value of the marketable equity securities owned by the Company exceeded the aggregate cost.

         The Company's other investments (principally short-term investments) at December 31, 1993 are carried at cost. Should declines in the carrying value of any of these securities (as well as the marketable equity securities described above) be considered to be other than temporary, such declines are recognized by an appropriate charge in the Consolidated Statements of Operations.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The adoption of this Statement, which was not required until 1994, required the Company to classify its equity and fixed maturity securities as available-for-sale and reported at fair value, with unrealized gains and losses included as a separate component of stockholder's equity. Effective January 1, 1994, the Company adopted SFAS No.
115. The initial adoption of SFAS No. 115 did not have a material effect on the Company's consolidated financial position or results of operations.

         Income Taxes

         The Company is included in the consolidated Federal income tax return of TPR. Under the tax allocation agreement with TPR, the annual current Federal income tax liability for the Company and each of its domestic subsidiaries reporting profits is determined as if such entity had filed a separate Federal income tax return; no tax benefits are given for companies reporting losses. However, TPR may, at its discretion, allow tax benefits for such losses.

         For purposes of the consolidated financial statements, taxes on income have been computed as if the Company and its domestic subsidiaries filed its own consolidated Federal income tax return without regard to the tax allocation agreement. Payments to TPR, if any, representing the excess of amounts determined under the tax allocation agreement over amounts determined for the purposes of consolidated financial statements are charged to retained earnings.

         Effective January 1, 1992, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has reported the cumulative effect on prior years of the change in the method of accounting for income taxes as of January 1, 1992 in the Consolidated Statement of Operations.

         The effect of adopting SFAS 109 in 1992 was to decrease net income by approximately $1,170,000, representing an increased income tax provision of $2,300,000 and an increase in income for the cumulative effect of the change in accounting principle of $1,130,000.

         Environmental Costs

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations (including fines levied under environmental laws, reclamation costs and litigation costs), and which do not contribute to current or future revenue generation ("environmental clean-up costs"), are expensed. Such environmental clean-up costs do not encompass ongoing operating costs relating to compliance with environmental laws, including disposal of waste. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, the cost can be reasonably estimated and the Company's responsibility is established. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitment to a formal plan of action. Accruals relating to costs to be incurred, if any, at the end of the useful life of equipment, facilities or other assets are made over the useful life of the respective assets.

         During 1992, 1993 and 1994 the Company incurred environmental clean-up costs of approximately $1,900,000, $900,000 and $600,000, respectively. In addition, at both December 31, 1993 and 1994, the Company has accrued approximately $1,600,000 related to the estimated costs to be incurred for various environmental liabilities.

         Research and Development Costs

         Research and development costs are charged to expense as incurred and amounted to $2,945,000, $3,206,000 and $3,978,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

         Statements of Cash Flows

         Investments with original maturities of three months or less are classified as cash equivalents by the Company.

         Concentration of Credit Risk

         The Company believes no significant concentration of credit risk exists with respect to investments and accounts receivable.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

B.       OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31, 1993 and 1994:

                                                                                       1993             1994
                                                                                       ----             ----
                                                                                           (IN THOUSANDS)
         Marketable securities (carried principally at cost
             in 1993, at market in 1994 - see Note A) . . . . . . . . . . . . .       $34,611         $ 22,923
         Certificates of deposit pledged as collateral (see Note G) . . . . . .           -            100,040
         Miscellaneous receivables, other securities,
             deferred income taxes etc  . . . . . . . . . . . . . . . . . . . .        21,561           45,237
                                                                                      -------         --------
             Total      . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $56,172         $168,200
                                                                                      =======         ========

         The Company classifies all of its marketable securities (including U.S. Government obligations) as available-for-sale securities. The following is a summary of available-for-sale securities as of December 31, 1994:

                                                                     Gross           Gross            Estimated
                                                                  Unrealized       Unrealized           Fair
                                                        Cost         Gains           Losses             Value
                                                        ----     -----------    -------------       -----------
                                                                              (IN THOUSANDS)
         U.S. Government obligations  . . . . . .    $ 1,989        $     2         $   -             $ 1,991
         Foreign Government obligations . . . . .        989             34             -               1,023
                                                     -------        -------         ------            -------
             Total debt securities  . . . . . . .      2,978             36             -               3,014
                                                     -------        -------         ------            -------

         Common stocks and mutual funds
           investing primarily therein  . . . . .     10,418             31            637              9,812
         Mutual funds investing in U.S.
           government bonds and investment
           grade corporate bonds  . . . . . . . .      9,970            -              318              9,652
         Preferred stocks . . . . . . . . . . . .        544            -               99                445
                                                     -------        -------         ------            -------
             Total equity securities  . . . . . .     20,932             31          1,054             19,909
                                                     -------        -------         ------            -------

             Total      . . . . . . . . . . . . .    $23,910        $    67         $1,054            $22,923
                                                     =======        =======         ======            =======

         The cost and estimated fair value of debt securities at December 31, 1994, by contractual maturity, are as follows:

                                                                                   Estimated
                                                                        Cost       Fair Value
                                                                        ----       ----------
                                                                           (IN THOUSANDS)
         Due in one year or less  . . . . . . . . . . . .             $1,989         $1,991
         Due after one year through three years . . . . .                989          1,023
                                                                     -------         ------
                 Total  . . . . . . . . . . . . . . . . .             $2,978         $3,014
                                                                      ======         ======


         During 1994, the gross realized gains on sales of securities totaled approximately $66,000 and the gross realized losses totaled approximately $1,244,000 (see Note K ).

C.       INVENTORIES

         Inventories consist of the following at December 31, 1993 and 1994:

                                                                                         1993             1994
                                                                                         ----             ----
                                                                                            (IN THOUSANDS)
             Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 10,602          $17,566
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .        50,327           33,747
                                                                                      -------          -------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $60,929          $51,313
                                                                                      =======          =======


D.       PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment at December 31, 1993 and 1994 consists of the following:

                                                                                         1993             1994
                                                                                         ----             ----
                                                                                            (IN THOUSANDS)
                 Land   . . . . . . . . . . . . . . . . . . . . . . . . .            $  2,116         $  2,116
                 Buildings  . . . . . . . . . . . . . . . . . . . . . . .              19,994           21,753
                 Machinery, plant and equipment   . . . . . . . . . . . .             187,566          181,364
                 Office furniture, equipment and water rights   . . . . .               9,892           10,750
                 Construction-in-progress   . . . . . . . . . . . . . . .              24,197          102,494
                                                                                     --------         --------
                     Total, at cost   . . . . . . . . . . . . . . . . . .             243,765          318,477
                 Less accumulated depreciation and amortization   . . . .             112,764          116,392
                                                                                     --------         --------
                     Property, plant and equipment - net  . . . . . . . .            $131,001         $202,085
                                                                                     ========         ========

         During 1993 the Company commenced construction of the K3 Plant, a new facility in Israel, with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually. The Company substantially completed the construction of the K3 Plant in the fourth quarter of 1994. During 1993 and 1994 capital expenditures in connection with the K3 Plant (net of aggregate Israeli Government grants of approximately $33,000,000) amounted to approximately $19,000,000 and $43,000,000, respectively. Product sales from the K3 Plant have commenced in 1995. The capacity of the new plant may be expanded in subsequent years.

         The Company capitalized interest costs aggregating $200,000, $352,000 and $3,360,000 during the years ended December 31, 1992, 1993 and 1994, respectively, with respect to the financing of several construction projects. Certain property, plant and equipment has been pledged as collateral for long-term debt - see Note G.

         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company currently expects to complete the replacement of the damaged unit during April 1995. The impact of the loss of the facility, including the effect of business interruption, is substantially covered by insurance. The insurance proceeds relating to the property damage is for replacement value, which at a minimum will be $20 million greater than the recorded carrying value of the damaged assets. Accordingly, during the year ended December 31, 1994, HCL has recorded a gain of $20,000,000 less a provision for certain estimated costs related to the fire of approximately $1,900,000. Such pre-tax gain of approximately $18,100,000 is included in the caption "interest and other income-net" in the accompanying Consolidated Statements of Operations - see Note K. Additional insurance proceeds relating to the property damage, if any, will be reflected in income as the amounts are determined.

E.       SHORT-TERM DEBT

         The weighted average interest rates for short-term debt outstanding at December 31, 1993 and 1994 were 6.9% and 8.8%, respectively.

         Cedar has a revolving loan commitment from two banks aggregating $28,000,000 for 1994 (approximately $500,000 unused at December 31, 1994) and $33,000,000 for 1995. HCSL has a $10,000,000 revolving loan commitment from two banks through December 31, 1997, which permits borrowings commencing January 1, 1995.

F.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1993 and 1994:

                                                                                        1993             1994
                                                                                      --------         --------
                                                                                            (in thousands)
             Compensation and payroll taxes . . . . . . . . . . . . . . . .           $ 8,827          $ 9,625
             Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,795           11,437
             Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .             1,004            3,127
             Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,401           14,496
                                                                                      -------          -------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . .           $30,027          $38,685
                                                                                      =======          =======

G.       LONG-TERM DEBT - NET

         Long-term debt consists of the following at December 31, 1993 and 1994:


                                                                      Payable
      Description                                    Interest Rate*   Through         1993      1994
      -----------                                    --------------   -------         ----      ----
                                                                                      (in thousands)
TRI:

Bank loans (1)  . . . . . . . . . . . . . . . . .    Various            1998        $ 26,540   $137,500
Senior subordinated reset notes, net of
  unamortized debt discount of $522,000 and
  $349,000 (effective interest rate of 15.4%) (2)    14.5%              1996          26,228     26,401
11.875% Senior subordinated notes, net of
  unamortized debt discount of $1,095,000 and
  $1,016,000 (effective interest rate of 12.1%) (3)  11.875%            2002         113,905    113,984

9.5% Junior subordinated debentures, net of
  unamortized debt discount of $2,505,000 and
  $1,019,000 (effective interest rate of 14.1%) (4)  9.5%               1998          15,495      7,981

Subsidiaries:
Bank loans and Industrial Revenue Bond
  financing   . . . . . . . . . . . . . . . . . .    Various            2005          59,589     89,024
                                                                                    ---------  --------
    Total   . . . . . . . . . . . . . . . . . . .                                    241,757    374,890
    Less current portion  . . . . . . . . . . . .                                     24,801    124,465
                                                                                    --------   --------
    Long-term debt - net  . . . . . . . . . . . .                                   $216,956   $250,425
                                                                                    ========   ========


____________________
* As prevailing on respective balance sheet dates. Such rates (other than the subordinated debt) generally "float" according to changes in the Prime or LIBOR rates. At December 31, 1994 such rates were approximately 8.5% and 5.5%, respectively.

1. On June 30, 1994, the Company entered into a Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. At December 31, 1994 the Company pledged certificates of deposit ("CD's") with a principal amount of $100,000,000 as collateral for such loan (such CD's are included in "other current assets" in the accompanying Consolidated Balance Sheet). The Company has pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement. On January 5, 1995, the Company liquidated the pledged CD's and prepaid, in full, the $100,000,000 loan. Such loan is included in current maturities of long-term debt at December 31, 1994.

2. The Senior Subordinated Reset Notes (the "Reset Notes") bear interest at 14.5% and mature on September 30, 1996. The Reset Notes are not subject to any mandatory sinking fund requirement.

3. On March 30, 1993, the Company privately placed $115,000,000 principal amount of the 11 7/8% Notes at 99% of principal amount (the "Offering"). The net proceeds to the Company from the Offering were approximately $109,700,000. Approximately $24,200,000 of such proceeds were used to acquire $21,500,000 principal amount of the Company's Reset Notes. In addition, approximately $63,900,000 of the proceeds were used in May, 1993 to acquire all of the Company's $60,997,000 then outstanding principal amount of the 13.5% Senior Subordinated Debentures (the "Debentures") through utilization of the applicable sinking fund and optional redemption provisions of the Debentures. As a result of the redemptions and purchases described above, as well as the Company's acquisition of $4,500,000 principal amount of the Debentures in January 1993, the Company has recorded an extraordinary loss of $8,830,000 during 1993, including the write-off of applicable deferred debt issuance costs. Such loss has no current tax benefit.

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

4. On November 28, 1986, the Company issued the junior subordinated debentures (the "9.5% Debentures") in the aggregate principal amount of $9,000,000, with interest payable from October 1, 1987 and quarterly thereafter. Such 9.5% Debentures were initially recorded at $6,700,000, the estimated value on the date of issue, and mature in 1998.

During 1991, the Company's then outstanding redeemable preferred stock was converted into $9,000,000 principal amount of the Company's 9.5% Debentures. Subsequently, during 1991, the then holder of this $9,000,000 principal amount of 9.5% Debentures agreed to extend the maturity date of such principal amount by seven years to the year 2005. The carrying value of the 9.5% Debentures issued upon conversion of the redeemable preferred stock was equivalent to the previous carrying value of the preferred stock. During 1994, as a result of the settlement of certain litigation with a former indirect stockholder and director of the Company, TPR acquired the 9.5% Debentures then held by the wife of such stockholder. Upon TPR's acquisition of such 9.5% Debentures, TPR and the Company exchanged these 9.5% Debentures for a new preferred stock - see Note L. Also as part of the settlement of such litigation, TPR assumed a $4,000,000 obligation that was previously owed to the Company by the wife of the former indirect stockholder and director. Such obligation, which is included in "other assets" in the accompanying Consolidated Balance Sheets, bears interest at the rate of 8.75% per year and is due in the year 2005.

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

         As of December 31, 1994, the Company and its subsidiaries are in compliance with the covenants of each of the respective loan agreements and Indentures.

         The aggregate maturities of long-term debt are set forth below.

            Years Ending
            December 31,                                              (in thousands)
            ------------
              1995  . . . . . . . . . . . . . . . . . . . . .            $124,465
              1996  . . . . . . . . . . . . . . . . . . . . .              48,496
              1997  . . . . . . . . . . . . . . . . . . . . .              21,746
              1998  . . . . . . . . . . . . . . . . . . . . .              28,246
              1999  . . . . . . . . . . . . . . . . . . . . .               9,396
              Thereafter  . . . . . . . . . . . . . . . . . .             144,925
              Unamortized debt discount . . . . . . . . . . .              (2,384)
                                                                         --------
                Total   . . . . . . . . . . . . . . . . . . .            $374,890
                                                                         ========

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

         Interest paid on the long-term debt obligations, net of capitalized interest, totaled $26,386,000, $21,852,000 and $24,089,000 for the years ended
December 31, 1992, 1993 and 1994, respectively.

H.       OTHER LIABILITIES

         Under Israeli law and labor agreements, HCL is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. These liabilities are covered by regular deposits to various severance pay funds and by payment of premiums to an insurance company for officers and non-factory personnel under approved plans. "Other liabilities" in the Consolidated Balance Sheets as of December 31, 1993 and 1994 include accruals of $2,116,000 and $2,596,000, respectively, for the estimated unfunded liability of complete severance of all HCL employees. Cost incurred was approximately $1,673,000, $1,974,000 and $2,648,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

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

         Cedar's net pension cost for the years ended December 31, 1992, 1993 and 1994 included the following benefit and cost components:

                                                                        1992             1993             1994
                                                                       ------           ------           ------
                                                                                    (in thousands)
Service cost  . . . . . . . . . . . . . . . . . . . . . . . . . .        $540             $552            $657
Interest cost . . . . . . . . . . . . . . . . . . . . . . . . . .         523              659             756
Amortization of unrecognized prior service cost . . . . . . . . .          72              120             109
Actual return on plan assets  . . . . . . . . . . . . . . . . . .        (526)            (592)           (751)
Amortization of unrecognized net transition obligation  . . . . .          59               58              58
                                                                         ----             ----            ----
    Net pension cost  . . . . . . . . . . . . . . . . . . . . . .        $668             $797            $829
                                                                         ====             ====            ====

        The funded status and the amounts recognized in the Company's December 31, 1993 and 1994 Consolidated Balance Sheets for Cedar's benefit plan is as follows:

                                                                                1993             1994
                                                                              --------         --------
                                                                                   (in thousands)
        Plan assets at market value   . . . . . . . . . . . . . .             $ 8,066          $ 8,604
        Actuarial present value of projected benefit obligation                10,222           10,210
                                                                              -------          -------
        Funding status  . . . . . . . . . . . . . . . . . . . . .              (2,156)          (1,606)
        Unrecognized net transition obligation  . . . . . . . . .                 468              410
        Unrecognized prior service cost   . . . . . . . . . . . .               1,265            1,061
        Unrecognized net loss   . . . . . . . . . . . . . . . . .                 762              475
                                                                              -------          -------
        Prepaid pension cost  . . . . . . . . . . . . . . . . . .             $   339          $   340
                                                                              =======          =======

        At December 31, 1993 and 1994 the actuarial present value of Cedar's vested benefit obligation was $7,115,000 and $7,512,000 and the accumulated benefit obligation was $7,533,000 and $7,922,000, respectively.

        Actuarial assumptions used at December 31, 1993 and 1994 were as follows:

                                                                                1993             1994
                                                                               ------           ------
        Discount rate   . . . . . . . . . . . . . . . . . . . . .                7.5%             8.2%
        Rate of increase in compensation levels   . . . . . . . .                5.0%             5.0%
        Expected long-term rate of return on assets   . . . . . .                9.0%             9.0%

        The unrecognized net transition obligation is being amortized on a straight-line basis over fifteen years beginning January 1, 1987.

        Cedar and its subsidiaries and Eddy have profit sharing thrift plans designed to conform to Internal Revenue Code Section 401(k) and to the requirements of ERISA. The plans, which cover all full-time employees (and one of which includes Company headquarters employees), allow participants to contribute as much as 15% of their annual compensation, up to a maximum permitted by law, through salary reductions. The companies' contributions to the plans are based on a percentage of the participant's contributions, and the companies may make additional contributions to the plans at the discretion of their respective Boards of Directors. The contribution expense relating to the profit sharing thrift plans totaled $653,000, $595,000 and $538,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

I.      COMMITMENTS

        Operating Leases

        The Company and its subsidiaries are obligated under non-cancelable operating leases covering principally land and office facilities. At December 31, 1994, minimum annual rental commitments under these leases are:

                                  Years Ending
                                  December 31,                                         (in thousands)
                                  ------------
                                  1995 . . . . . . . . . . . . . . . . . .                 $ 2,232
                                  1996 . . . . . . . . . . . . . . . . . .                   2,129
                                  1997 . . . . . . . . . . . . . . . . . .                   2,011
                                  1998 . . . . . . . . . . . . . . . . . .                   1,721
                                  1999 . . . . . . . . . . . . . . . . . .                   1,662
                                  Thereafter . . . . . . . . . . . . . . .                  10,542
                                                                                           -------
                                      Total  . . . . . . . . . . .                         $20,297
                                                                                           =======

         Rent expense for 1992, 1993 and 1994 was $3,637,000, $3,835,000 and
$3,485,000, respectively, covering land, office facilities and equipment.

         Purchase Commitment

         HCL has an agreement for the purchase of potash which expires in 1999. The terms of the agreement require HCL to purchase a minimum quantity at the weighted average of the FOB Israeli port prices received by the seller for the immediately preceding quarter plus certain adjustments thereto. Based upon current prices and at current capacity, the annual commitment is approximately $16,000,000. There are currently no purchase commitments in excess of market prices.

J.       INCOME TAXES

         The Company's income tax provision for the years ended December 31, 1992, 1993 and 1994 consist of the following:

                                                                       1992             1993             1994
                                                                       ----             ----             ----
                                                                                   (in thousands)
    Currently payable:
         Federal  . . . . . . . . . . . . . . . . . . . . .         $   -             $  -             $ 2,193
         Foreign  . . . . . . . . . . . . . . . . . . . . .          11,276            7,939             4,872
         State  . . . . . . . . . . . . . . . . . . . . . .           1,232              301               432
                                                                    -------           ------           -------
             Total  . . . . . . . . . . . . . . . . . . . .          12,508            8,240             7,497
                                                                    -------           ------           -------

    Deferred (benefit):
         Foreign  . . . . . . . . . . . . . . . . . . . . .            (785)            (472)            7,135
         State  . . . . . . . . . . . . . . . . . . . . . .            (492)             152                37
                                                                    -------           ------            ------
                                                                     (1,277)            (320)            7,172
                                                                    --------          ------           -------

             Total  . . . . . . . . . . . . . . . . . . . .         $11,231           $7,920           $14,669
                                                                    =======           ======           =======

         The provision for income taxes for the years ended December 31, 1992, 1993 and 1994 amounted to $11,231,000, $7,920,000 and $14,669,000, respectively, representing effective income tax rates of 48.3%, 72.1% and 85.2%, respectively. These amounts differ from the amounts of $7,905,000, $3,845,000 and $6,027,000, respectively, computed by applying the statutory Federal income tax rates to income before income taxes. The reasons for such variances from statutory rates were as follows:

                                                                        1992              1993          1994
                                                                        ----              ----          ----
    Statutory Federal rates   . . . . . . . . . . . . . . . .           34.0%             35.0%         35.0%
    Increase (decrease) in income tax rate resulting from:
         Israeli operations - net impact of Israeli statutory
             rate, effects of "inflation allowances",
             withholding taxes etc. . . . . . . . . . . . . .            3.3             (10.1)         (6.1)
         Net losses without current tax benefit,
             Alternative Mininum Tax and other  . . . . . . .           15.5              47.4          56.1
         Additional depletion expense . . . . . . . . . . . .           (6.6)             (2.9)         (1.6)
         State and local income taxes - net . . . . . . . . .            2.1               2.7           1.8
                                                                        ----              ----          ----
    Effective income tax rates  . . . . . . . . . . . . . . .           48.3%             72.1%         85.2%
                                                                        ====              ====          ====

         At December 31, 1994 and 1993, deferred taxes (liabilities) consisted of the following:

                                                                              1993             1994
                                                                              ----             ----
                                                                                 (in thousands)
    Depreciation and property and equipment basis differences   . . .       $(15,063)        $(19,841)
    Contract revenue recognition method   . . . . . . . . . . . . . .          2,107              965
    Nondeductible reserves  . . . . . . . . . . . . . . . . . . . . .          3,683            3,976
    Net operating loss carryforwards  . . . . . . . . . . . . . . . .         18,973             -
    Capital loss and capital loss carryforwards   . . . . . . . . . .          5,574            3,762
    Foreign tax credit carryovers   . . . . . . . . . . . . . . . . .          3,000            2,517
    AMT credit carryovers   . . . . . . . . . . . . . . . . . . . . .          1,693            3,886
    Investment tax credit carryovers  . . . . . . . . . . . . . . . .            200              200
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,160              140
                                                                            --------         --------
    Deferred taxes - net, exclusive of valuation allowance  . . . . .         21,327           (4,395)
    Valuation allowance   . . . . . . . . . . . . . . . . . . . . . .        (32,503)         (13,968)
                                                                            --------         --------
    Deferred taxes - net  . . . . . . . . . . . . . . . . . . . . . .       $(11,176)        $(18,363)
                                                                            =========        ========

         At December 31, 1993, deferred tax assets of $2,100,000 are classified as "other current assets" and deferred tax liabilities of $13,276,000 are classified as "other liabilities". At December 31, 1994, deferred tax assets of $1,050,000 are classified as "other current assets" and deferred tax liabilities of $19,413,000 are classified as "other liabilities". The reduction in the valuation allowance is principally due to the utilization of net operating loss carryforwards to offset taxable dividends from a foreign subsidiary.

         At December 31, 1994, the Company had various tax loss and credit carryovers which expire as follows:

                                                       Foreign         Investment
                                      Capital            Tax              Tax
                    Expiration          Loss            Credit           Credit
                    ----------      ------------     ------------     ------------
                                                    (in thousands)
                      1997  . . .     $8,900
                      1998  . . .                       $2,000
                      1999  . . .                          500
                      2001  . . .                                         $200
                                      --------          ------            ----
                      Total . . .     $8,900            $2,500            $200
                                      ======            ======            ====

         Income taxes paid totalled approximately $7,800,000, $11,600,000 and $7,300,000, respectively, during the years ended December 31, 1992, 1993 and 1994.

K.       INTEREST AND OTHER INCOME - NET

         Interest and other income - net for the years ended December 31, 1992, 1993 and 1994 consists of the following:

                                                                       1992             1993             1994
                                                                       ----             ----             ----
                                                                                   (in thousands)
    Interest and dividend income  . . . . . . . . . . . . . .       $ 3,735          $ 3,258           $2,442
    Security gains (losses) - net   . . . . . . . . . . . . .         2,865            2,261           (1,178)
    Gain on involuntary conversion (see Note D)   . . . . . .           -                -             18,100
    Other, including a gain (loss) of $4,000,000 and
         ($3,800,000) in 1992 and 1994, respectively,
         relating to foreign currencies (see Note A)  . . . .         1,876              495           (4,308)
                                                                    -------          -------          -------
         Total  . . . . . . . . . . . . . . . . . . . . . . .       $ 8,476          $ 6,014          $15,056
                                                                    =======          =======          =======


L.       PREFERRED STOCK

         As discussed in Note G, preferred stock was issued to TPR in December, 1994. The dividend on the preferred stock is cumulative at the rate of $8.50 per share per annum. The preferred shares are non-voting and were recorded at $7,960,000, TRI's carrying value of the 9.5% Debentures held by TPR on the date of conversion. The preferred shares are redeemable, at the option of the Company, at any time, at a redemption price of $79.60 per share, plus an amount equal to cumulative dividends, accrued and unpaid thereon up to the date of redemption.

M.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                          December 31, 1993            December 31, 1994
                                                       ----------------------       -----------------------
                                                        Carrying   Estimated          Carrying   Estimated
                                                         Amount    Fair Value          Amount    Fair Value
                                                        --------  ------------        --------  ------------
                                                                           (in thousands)
Assets:
    Marketable securities (included within
        "other current assets")   . . . . . . . .      $ 34,611     $ 34,977          $ 22,923    $ 22,923
    Investments in certain securities
        (included within "other assets" and
         accounted for by the equity method)  . .         2,274        8,524             3,335       5,855

Liabilities:
    Long-term debt  . . . . . . . . . . . . . . .       241,757      246,330           374,890     366,731

Off-balance sheet financial instruments:
    Foreign currency contracts  . . . . . . . . .           850        3,250            (3,800)     (6,100)

        Cash and Cash Equivalents, Accounts Receivable, Short-Term Debt and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

        Investments in Securities - The fair value of these securities are estimated based on quoted market prices.

        Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used on a discounted cash flow basis to estimate fair value for debt issues for which no market quotes are available.

        Foreign Currency Contracts - The fair value of foreign currency contracts is estimated by obtaining quotes from brokers. The contractual amount of these contracts totals approximately $111,000,000 and $117,000,000 as of December 31, 1993 and 1994, respectively.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1993 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

N.      CONTINGENT LIABILITIES AND OTHER MATTERS

        For a description of certain pending legal proceedings, see Item 3 - "Legal Proceedings", which is an integral part of these financial statements. The Company is vigorously defending against the allegations described therein.

        Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters referred to above should not have a material adverse effect on the financial position, future operations or liquidity of the Company.

        The production of fertilizers and chemicals involves the use, handling and processing of materials that may be considered hazardous within the meaning of applicable environmental or health and safety laws. Accordingly, the Company's operations are subject to extensive Federal, state and local regulatory requirements in the United States and regulatory requirements in Israel relating to environmental matters. Operating permits are required for the operation of the Company's facilities, and these permits are subject to revocation, modification and renewal. Government authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. The Company has entered into consent decrees and administrative orders with certain governmental authorities which are expected to result in unspecified corrective actions - see "Environmental Matters" in
Item 1 - "Business". There can be no assurance that the costs of such corrective actions will not be material.

        The Company has accrued for the estimated costs of facility investigations, corrective measures studies and known remedial measures relating to environmental clean-up costs. However, the Company has been unable to ascertain the range of reasonably possible costs that may be incurred for environmental clean-up costs pending completion of investigations and studies.

        Based on currently available information, Management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental actions will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. However, Management cannot assess the possible effect on compliance with future requirements.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       SCHEDULE I

                             TRANS-RESOURCES, INC.
                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                     ------------------------
                                                                                     1993                1994
                                                                                     ----                ----
                                                                                              (in thousands)
                                                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .             $  9,800          $  9,570
    Receivables and other current assets  . . . . . . . . . . . . . . .               35,474           133,492
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .                  891                40
                                                                                    --------          --------
             Total Current Assets . . . . . . . . . . . . . . . . . . .               46,165           143,102

INVESTMENTS IN SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . .              131,861           143,324

DUE FROM SUBSIDIARIES - net . . . . . . . . . . . . . . . . . . . . . .               19,402            17,324

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,282            16,221
                                                                                    --------          --------

                     Total  . . . . . . . . . . . . . . . . . . . . . .             $208,710          $319,971
                                                                                    ========          ========

                                                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . . . . .             $  9,810          $110,000
    Accrued expenses and other current liabilities  . . . . . . . . . .                7,805            10,583
                                                                                    --------          --------
             Total Current Liabilities  . . . . . . . . . . . . . . . .               17,615           120,583
                                                                                    --------          --------

LONG-TERM DEBT - net:
    Senior indebtedness, notes payable and other obligations  . . . . .               16,730            27,500
    Senior subordinated debt - net  . . . . . . . . . . . . . . . . . .              140,133           140,385
    Junior subordinated debt - net  . . . . . . . . . . . . . . . . . .               15,495             7,981
                                                                                    --------          --------
             Long-Term Debt - net (Note)  . . . . . . . . . . . . . . .              172,358           175,866
                                                                                    --------          --------

OTHER LIABILITIES       . . . . . . . . . . . . . . . . . . . . . . . .                2,943             2,972
                                                                                    --------          --------



STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
             authorized, issued and outstanding . . . . . . . . . . . .                  -               7,960
    Common stock, $.01 par value, 3,000 shares authorized,
             issued and outstanding . . . . . . . . . . . . . . . . . .                  -                 -
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .                  500               505
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .               15,348            13,432
    Cumulative translation adjustment   . . . . . . . . . . . . . . . .                  (54)             (360)
    Unrealized gains (losses) on marketable securities  . . . . . . . .                  -                (987)
                                                                                    --------          --------
             Total Stockholder's Equity . . . . . . . . . . . . . . . .               15,794            20,550
                                                                                    --------          --------

                     Total  . . . . . . . . . . . . . . . . . . . . . .             $208,710          $319,971
                                                                                    ========          ========

____________________
Note - The aggregate maturities of long-term debt during the next five years is approximately as follows: 1995 - $110,000,000; 1996 - $36,750,000;
         1997 - $10,000,000; 1998 - $16,500,000 and 1999 - $0.  Also, see Note
         G of Notes to Consolidated Financial Statements.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       SCHEDULE I
                                                                    (continued)

                             TRANS-RESOURCES, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1992, 1993 and 1994


                                                                       1992           1993            1994
                                                                       ----           ----            ----
                                                                                 (in thousands)
REVENUES - EQUITY IN NET
  EARNINGS OF SUBSIDIARIES:
   Dividends received from subsidiaries   . . . . . . . . .         $  5,132        $ 34,932        $ 17,005
   Undistributed earnings of subsidiaries   . . . . . . . .           25,213         (12,474)         11,764
                                                                    --------        --------        --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . .           30,345          22,458          28,769

COSTS AND EXPENSES  . . . . . . . . . . . . . . . . . . . .           (4,527)         (4,111)         (3,674)

INTEREST EXPENSE  . . . . . . . . . . . . . . . . . . . . .          (20,682)        (22,121)        (23,243)

INTEREST AND OTHER INCOME - net   . . . . . . . . . . . . .            4,970           5,797           1,392
                                                                    --------        --------        --------

INCOME BEFORE INCOME TAXES,
   EXTRAORDINARY ITEM AND CHANGE IN
   ACCOUNTING PRINCIPLE   . . . . . . . . . . . . . . . . .           10,106           2,023           3,244

INCOME TAX BENEFIT (PROVISION)  . . . . . . . . . . . . . .            2,080           1,043            (694)
                                                                    --------        --------        --------

INCOME BEFORE EXTRAORDINARY ITEM
   AND CHANGE IN ACCOUNTING PRINCIPLE   . . . . . . . . . .           12,186           3,066           2,550

EXTRAORDINARY ITEM - Loss on repurchase
   of debt (no income tax benefit)  . . . . . . . . . . . .             -             (8,830)            -

CUMULATIVE EFFECT ON PRIOR YEARS OF
   CHANGE IN ACCOUNTING FOR INCOME TAXES  . . . . .                      963           -                 -
                                                                    --------        --------        --------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . .         $ 13,149        $(5,764)        $ 2,550
                                                                    ========        ========        ========

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT        SCHEDULE I
                                                                     (concluded)

                             TRANS-RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1992, 1993 and 1994

                                                                       1992           1993            1994
                                                                       ----           ----            ----
                                                                                 (in thousands)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
    Operations:
        Net income (loss)   . . . . . . . . . . . . . . . .          $13,149        $(5,764)    $    2,550
        Items not requiring cash:
            Unremitted earnings of subsidiaries . . . . . .          (25,213)        12,474        (11,764)
            Depreciation and amortization . . . . . . . . .            1,307          3,985          1,226
            Increase in other liabilities . . . . . . . . .              594            744             29
            Deferred taxes and other - net  . . . . . . . .            1,125         (1,048)           242
                                                                    --------        -------      ---------
       Total  . . . . . . . . . . . . . . . . . . . . . . .           (9,038)        10,391         (7,717)
   Working capital management:
       Receivables and other current assets . . . . . . . .           23,171          4,926         (3,064)
       Prepaid expenses . . . . . . . . . . . . . . . . . .             (642)          (155)           851
       Accrued expenses and other current liabilities . . .           (7,764)         3,816          2,778
                                                                    --------        -------      ---------
   Cash provided by (used in) operations and
       working capital management . . . . . . . . . . . . .            5,727         18,978         (7,152)
                                                                    --------        -------      ---------

INVESTMENT ACTIVITIES:
   Additions to property, plant and equipment   . . . . . .              (28)           (75)           (70)
   Sales of marketable securities and
       short-term investments . . . . . . . . . . . . . . .           12,578         12,435         33,543
   Purchases of marketable securities and
       short-term investments, including in 1994 purchase
       of CD's securing a bank loan (see Note G)  . . . . .           (12,819)      (34,118)      (133,396)
   Other - net  . . . . . . . . . . . . . . . . . . . . . .              (645)       (4,539)        (3,464)
                                                                     --------       -------      ---------
   Cash used in investment activities   . . . . . . . . . .              (914)      (26,297)      (103,387)
                                                                     --------       -------      ---------

FINANCING ACTIVITIES:
   Increase in long-term debt   . . . . . . . . . . . . . .                -        109,166        139,574
   Payments and current maturities of long-term debt  . . .             (475)       (90,457)       (29,040)
   Dividends to stockholders  . . . . . . . . . . . . . . .          (13,136)        (7,508)          (225)
                                                                    --------        -------      ---------
   Cash provided by (used in) financing activities  . . . .          (13,611)        11,201        110,309
                                                                    --------        -------      ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . . .           (8,798)         3,882           (230)

CASH AND CASH EQUIVALENTS:
   Beginning of year  . . . . . . . . . . . . . . . . . . .           14,716           5,918         9,800
                                                                    --------        --------     ---------
   End of year  . . . . . . . . . . . . . . . . . . . . . .         $  5,918        $  9,800      $  9,570
---------------                                                     ========        ========     =========
Interest paid   . . . . . . . . . . . . . . . . . . . . . .         $ 19,497        $ 16,557     $  19,913
                                                                    ========        ========     =========
Income taxes paid   . . . . . . . . . . . . . . . . . . . .         $    506       $   2,100     $   1,113
                                                                    ========       =========     =========

                              TRANS-RESOURCES, INC.

                                INDEX TO EXHIBITS

Exhibit                 Description                                     Page No.
-------                 -----------                                     --------
3.1        Certificate of Incorporation of the Company, as amended (in
           restated form).                                                 E - 4

3.2        By-laws of the Company, filed as Exhibit 3.2 to the
           Company's Annual Report on Form 10-K for the year ended
           December 31, 1991 (the "1991 Form 10-K"), which is
           incorporated herein by reference.                               *

4.1        Indenture, dated as of March 1, 1989, between the Company
           and First Alabama Bank, as Trustee, relating to the Senior
           Subordinated Reset Notes due 1996, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1988, which is incorporated herein by reference.   *


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


Exhibit                 Description                                     Page No.
-------                 -----------                                     --------

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

10.10      Agreement between the Company and Thomas G. Hardy, dated
           March 22, 1994, concerning incentive bonus compensation,
           including, as Exhibit A thereto, the related Trust
           Agreement, filed as Exhibit 10.10 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1993
           (the "1993 Form 10-K"), which is incorporated herein by
           reference.
                                                                          *
10.11      Employment Agreement between the Company and Thomas G.
           Hardy, dated as of June 1, 1993.                               E - 5

10.12      Salary Continuation Agreement between the Company and
           Lester W. Youner, dated as of August 24, 1994.                 E - 6

10.13      Amended and Restated Credit Agreement, dated as of June 2,
           1993 (The "Cedar/NMPC/Vicksburg Credit Agreement"), among
           Cedar Chemical Corporation, New Mexico Potash Corporation,
           the Banks parties thereto and The First National Bank of
           Boston, as Agent (exhibits and schedules omitted), filed a
           Exhibit 10.15 to the 1993 Form 10-K, which is incorporated
           herein by reference.                                           *

10.14      Restated Amendment No. 1, dated as of November 10, 1993, to the Cedar/NMPC/Vicksburg Credit Agreement (exhibits and
           schedules omitted), filed a Exhibit 10.16 to the 1993 Form
           10-K, which is incorporated herein by reference.               *

10.15      Loan Agreement, dated as of June 30, 1994, between the
           Company and Bank Hapoalim (certain exhibits and schedules
           omitted) filed as Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended June 30,
           1994, which is incorporated herein by reference.               *


Exhibit                 Description                                     Page No.
-------                 -----------                                     --------

10.16      Tax Sharing Agreement, dated as of December 30, 1991, among
           TPR Investment Associates, Inc., the Company, Eddy Potash,
           Inc., Nine West Corporation, TR Media Corporation and Cedar
           Chemical Corporation, filed as Exhibit 10.23 to the 1991
           Form 10-K, which is incorporated herein by reference.          *

10.17      Split Dollar Insurance Agreement, entered into as of August
           26, 1988, between the Company and Arie Genger, filed as
           Exhibit 10.27 to the Registration Statement of the Company
           on Form S-1, filed on October 20, 1992, as amended,
           Registration No. 33-53486, which is incorporated herein by
           reference.                                                     *

10.18      Bond Purchase Agreement, dated November 10, 1993, among
           Mississippi Business Finance Corporation, Vicksburg
           Chemical Company and the banks named as Purchasers therein, filed as Exhibit 10.22 to the 1993 Form 10-K, which is
           incorporated herein by reference.                              *

21         Subsidiaries of the Company.                                   E - 7

24         Power of Attorney authorizing Lester W. Youner to sign this report and any amendments hereto on behalf of the principal
           executive officer and the directors.                           E - 8

27         Financial Data Schedule.                                       E - 9

--------------
*  Incorporated by reference