Form 10-Q
period 1995-03-31
TRANS RESOURCES INC
filed 1995-05-15
CIK 810020

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


          [Mark One]

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From _____ To _____

                        Commission File Number 33-11634

                             TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   36-2729497
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification No.)

   9 West 57th Street, New York, New York                      10019
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (212) 888-3044

                                _______________


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

At May 12, 1995, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                      Form 10-Q


                             TRANS-RESOURCES, INC.

                                Form 10-Q Index

                                 March 31, 1995


                                                                                                        Page
PART I                                                                                                 Number
- ------                                                                                                 ------
Item 1. -        Financial Statements (Unaudited):

                 Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .              3

                 Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .              4

                 Consolidated Statement of Stockholder's Equity  . . . . . . . . . . . . . .              5

                 Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .              6

                 Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . .              7

Item 2. -        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .              8

PART II
- -------

Item 6. -        Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .             13

Signatures       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14

                                                                      Form 10-Q

                         PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                         Three Month Period
                                                                                           Ended March 31,
                                                                                       ----------------------
                                                                                          1995         1994
                                                                                       ---------    ---------
                                                                                              (000's)
REVENUES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $92,389       $82,032

COST AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          77,710        66,083
    General and administrative  . . . . . . . . . . . . . . . . . . . . . . . .           9,759         9,784
                                                                                        -------       -------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,920         6,165

    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,034)       (6,916)
    Interest and other income - net   . . . . . . . . . . . . . . . . . . . . .             761        19,741
                                                                                        -------       -------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .          (2,353)       18,990
                                                                                        -------       -------

INCOME TAX PROVISION:
    Current   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             838         3,990
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             278         5,912
                                                                                        -------       -------
                                                                                          1,116         9,902
                                                                                        -------       -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(3,469)      $ 9,088
                                                                                        =======       =======




           See notes to unaudited consolidated financial statements.

                                                                      Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,       December 31,
                                                                                    1995               1994
                                                                                -----------       ------------
                                                                                (Unaudited)
                                                                                           (000's)
                                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .                $ 18,353           $ 15,571
    Accounts receivable   . . . . . . . . . . . . . . . . . . . .                  76,161             66,106
    Inventories:
         Finished products  . . . . . . . . . . . . . . . . . . .                  32,327             33,747
         Raw materials  . . . . . . . . . . . . . . . . . . . . .                  19,221             17,566
    Other current assets  . . . . . . . . . . . . . . . . . . . .                  50,299            168,200
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .                  17,395             18,852
                                                                                 --------           --------
         Total Current Assets . . . . . . . . . . . . . . . . . .                 213,756            320,042

PROPERTY, PLANT AND EQUIPMENT - NET . . . . . . . . . . . . . . .                 216,102            202,085

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .                  29,244             28,827
                                                                                 --------           --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . .                $459,102           $550,954
                                                                                 ========           ========

                                  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . .                $ 24,147           $124,465
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . .                  34,672             33,521
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                  57,786             57,077
    Accrued expenses and other current liabilities  . . . . . . .                  32,469             38,685
                                                                                 --------           --------
         Total Current Liabilities  . . . . . . . . . . . . . . .                 149,074            253,748
                                                                                 --------           --------

LONG-TERM DEBT-NET:
    Senior indebtedness, notes payable and other obligations  . .                 119,562            102,059
    Senior subordinated indebtedness - net  . . . . . . . . . . .                 140,454            140,385
    Junior subordinated debentures - net  . . . . . . . . . . . .                   8,044              7,981
                                                                                 --------           --------
         Long-Term Debt - net . . . . . . . . . . . . . . . . . .                 268,060            250,425
                                                                                 --------           --------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .                  24,936             26,231
                                                                                 --------           --------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding . . . . . . . . . . .                   7,960              7,960
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding . . . . . . . . . . . . . . . . .                      -                  -
    Additional paid-in capital  . . . . . . . . . . . . . . . . .                     505                505
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                   9,113             13,432
    Cumulative translation adjustment   . . . . . . . . . . . . .                    (615)              (360)
    Unrealized gains (losses) on marketable securities  . . . . .                      69               (987)
                                                                                 --------           --------
         Total Stockholder's Equity . . . . . . . . . . . . . . .                  17,032             20,550
                                                                                 --------           --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . .                $459,102           $550,954
                                                                                 ========           ========

           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q



                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                    Three Month Period Ended March 31, 1995
                                  (Unaudited)




                                                         ADDITIONAL               CUMULATIVE      UNREALIZED
                                  PREFERRED     COMMON    PAID-IN     RETAINED    TRANSLATION    GAINS(LOSSES)
                                      STOCK      STOCK    CAPITAL     EARNINGS    ADJUSTMENT     ON SECURITIES    TOTAL
                                  ----------   -------    ---------   ---------   -----------    -------------   -------
                                                                            (000'S)
BALANCE, January 1, 1995  . . .    $7,960      $    -      $505       $13,432      $(360)        $ (987)         $20,550

Activity for the three month
 period ended March 31, 1995:

 Net loss . . . . . . . . . . .                                        (3,469)                                    (3,469)

 Dividends paid . . . . . . . .                                          (850)                                      (850)

 Net change during period . . .                                                     (255)         1,056              801
                                   ------      ------      ----       -------      -----         ------          -------

BALANCE, March 31, 1995 . . . .    $7,960      $   -       $505       $ 9,113      $(615)        $   69          $17,032
                                   ======      ======      ====       =======      =====         ======          =======





           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                     Three Month Period
                                                                                      Ended  March 31,
                                                                                   ---------------------
                                                                                   1995             1994
                                                                                   ----             ----
                                                                                         (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
 Operations:
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .     $ (3,469)         $ 9,088
         Items not requiring (providing) cash:
             Depreciation and amortization  . . . . . . . . . . . . . . . .        4,960            5,528
             Change in other liabilities  . . . . . . . . . . . . . . . . .          (59)             164
             Deferred taxes and other - net . . . . . . . . . . . . . . . .          974            6,047
                                                                                --------          -------
                Total . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,406           20,827
    Working capital management:
         Accounts receivable and other current assets . . . . . . . . . . .       (1,724)         (41,681)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,652            4,438
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .        1,478            1,452
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .       (1,350)           2,989
         Accrued expenses and other current liabilities . . . . . . . . . .       (9,926)          (1,039)
                                                                                --------          -------
             Cash used by operations and working
               capital management . . . . . . . . . . . . . . . . . . . . .       (5,464)         (13,014)
                                                                                --------          -------
INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . . . .      (15,946)         (18,517)
    Purchases of marketable securities and other short-term investments   .       (4,339)          (4,376)
    Sales of marketable securities and other short-term investments   . . .      118,071           17,795
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,012)           1,585
                                                                                --------          -------
             Cash provided (used) by investment activities  . . . . . . . .       93,774           (3,513)
                                                                                --------          --------
FINANCING ACTIVITIES:
    Increase in short-term debt   . . . . . . . . . . . . . . . . . . . . .          751            3,187
    Increase in long-term debt  . . . . . . . . . . . . . . . . . . . . . .       19,000            7,613
    Repurchases, payments and current maturities of long-term debt  . . . .     (104,429)          (9,016)
    Distributions to stockholder  . . . . . . . . . . . . . . . . . . . . .         (850)           -
                                                                                --------          -------
             Cash provided (used) by financing activities . . . . . . . . .      (85,528)           1,784
                                                                                --------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . .        2,782          (14,743)

CASH AND CASH EQUIVALENTS:
    Beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . .       15,571           25,742
                                                                                --------          -------

    End of period   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 18,353          $10,999
                                                                                ========          =======





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

         In the opinion of management, the unaudited consolidated financial statements for the three month periods ended March 31, 1995 and 1994, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K"), which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.


                                                                       Percentage               Period
                                                                       of Revenues                to
                                                                    ----------------
                                                                       Three Month               Period
                                                                      Period Ended              Changes
                                                                                               ---------
                                                                        March 31,              Increase
                                                                    ----------------
                                                                    1995         1994         (Decrease)
                                                                    ----         ----         ----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%       100.0%           12.6%

Costs and expenses:
    Cost of goods sold  . . . . . . . . . . . . . . . . . .         84.1         80.6            17.6
    General and administrative  . . . . . . . . . . . . . .         10.6         11.9             (.3)
                                                                   -----        -----

Operating income  . . . . . . . . . . . . . . . . . . . . .          5.3          7.5           (20.2)

    Interest expense  . . . . . . . . . . . . . . . . . . .         (8.7)        (8.4)           16.2
    Interest and other income - net   . . . . . . . . . . .           .8         24.1           (96.2)
                                                                   -----        -----

Income (loss) before income taxes . . . . . . . . . . . . .         (2.6)        23.2          (112.4)

Income tax provision  . . . . . . . . . . . . . . . . . . .          1.2         12.1           (88.7)
                                                                   -----        -----

Net income (loss) . . . . . . . . . . . . . . . . . . . . .         (3.8)%       11.1%         (138.2)%
                                                                   =====        =====          ======

                                                                       Form 10-Q

RESULTS OF OPERATIONS

    Three month period ended March 31, 1995 compared with the three month period ended March 31, 1994:

    Revenues increased by 12.6% to $92,389,000 in 1995 from $82,032,000 in
1994, an increase of $10,357,000, resulting from increased sales of (i) specialty plant nutrients and industrial chemicals ($8,800,000), (ii) organic chemicals ($900,000) and (iii) potash ($700,000).

    Cost of goods sold as a percentage of revenues increased during the periods (84.1% in 1995 compared with 80.6% in 1994), primarily due to certain raw material cost increases, which were only partially offset by increases in the selling prices of the Company's products. Gross profit was $14,679,000 in 1995 compared with $15,949,000 in 1994, a decrease of $1,270,000, with such decrease primarily being the net result of the increased raw materials costs. General and administrative expense decreased to $9,759,000 in 1995 from $9,784,000 in 1994 (10.6% of revenues in 1995 compared with 11.9% of revenues in 1994).

    As a result of the matters described above, the Company's operating income decreased by $1,245,000 to $4,920,000 in 1995 as compared with $6,165,000 in
1994.

    Interest expense increased by $1,118,000 ($8,034,000 in 1995 compared with $6,916,000 in 1994) primarily as a result of interest expense related to (i) the long-term debt that financed the construction of the K3 Plant and (ii) the June 30, 1994 loan agreement (the "Loan Agreement") described under "Capital Resources and Liquidity" below. Interest and other income - net decreased in 1995 by $18,980,000, principally as the result of the 1994 period including a $20,000,000 gain relating to the February 1994 fire at HCL as compared to a $1,700,000 gain in the 1995 period relating to such fire, which 1995 gain is substantially offset by losses relating to certain forward exchange contracts which do not qualify as hedges.

    As a result of the above factors, income before income taxes decreased by $21,343,000 in 1995. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's consolidated working capital at March 31, 1995 and December 31, 1994 was $64,682,000 and $66,294,000, respectively.

    Operations for the three month periods March 31, 1995 and 1994, after adding back non-cash items, provided cash of $2,406,000 and $20,827,000, respectively. During such periods other changes in working capital used cash of $7,870,000 and $33,841,000, respectively, resulting in net cash being used from operating activities and working capital management of $5,464,000 and $13,014,000, respectively.

    Investment activities during the three month periods ended March 31, 1995 and 1994 provided (used) cash of $93,774,000 (principally relating to the liquidation of the pledged certificates of deposits ("CD's") described below) and ($3,513,000), respectively, including additions to property in 1995 and 1994 of $15,946,000 and $18,517,000, respectively, and purchases of marketable securities and short-term investments of $4,339,000 and $4,376,000, respectively. The 1994 and 1995 property additions principally relate to (i) the construction of the K3 plant, (ii) the replacement of the production unit damaged in the fire in February, 1994 and (iii) the construction of a new potassium carbonate manufacturing facility (see "Capital Expenditures" below).

    Financing activities during the three month periods ended March 31, 1995 and 1994 provided (used) cash of ($85,528,000) (principally relating to the prepayment described in the paragraph below) and $1,784,000, respectively.

    On June 30, 1994, the Company entered into the Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. The Company pledged CD's with a principal amount of $100,000,000 as collateral for such loan (such CD's are included in "other current assets" in the accompanying December 31, 1994 Consolidated Balance Sheet). On January 5, 1995, the Company liquidated the pledged CD's and prepaid the $100,000,000 loan.

    As of March 31, 1995, the Company had outstanding long-term debt (excluding current maturities) of $268,060,000. The Company's primary source of liquidity is cash flow generated from operations and certain revolving loan commitments.

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

CAPITAL EXPENDITURES

    During 1995 (excluding the K3 Plant described below and the reconstruction of the production unit damaged by fire in February 1994) the Company invested approximately $6,000,000 in capital expenditures. During 1993 the Company commenced construction of the K3 Plant, a new facility in Israel, with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually. The Company has recently completed the construction of the K3 Plant and the reconstruction of the damaged production unit.

    The Company currently anticipates that capital expenditures for the year ending December 31, 1995 (excluding the K3 Plant and the reconstruction of the damaged production unit) will aggregate approximately $19,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification, safety and for ecological matters. The Company expects to be able to finance its capital expenditures from internally generated funds, borrowings from traditional lending sources and, where applicable, Israeli Government grants and entitlements and, with respect to the damaged production unit, insurance proceeds.

INFLATION

    Inasmuch as only approximately $40,000,000 of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended

December 31, 1993 and 1994, the inflation rate of the NIS as compared to the U.S. Dollar exceeded the devaluation rate in Israel by 3.2% and 13.4%, respectively.

ENVIRONMENTAL MATTERS

    See Item 1 - "Business - Environmental Matters" and Note N of Notes to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

                          PART II.  OTHER INFORMATION

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




                                                   TRANS-RESOURCES, INC.
                                                -------------------------------
                                                      (Registrant)



Date:  May 12, 1995                                    Lester W. Youner
                                                  -----------------------------
                                                  Vice President, Treasurer and
                                                      Chief Financial Officer

                             TRANS-RESOURCES, INC.

                               INDEX TO EXHIBITS

 Exhibit                                   Description                           Page No.
 -------                                   -----------                           --------
   27                               Financial Data Schedule.                        16