Form 10-Q
period 1995-06-30
TRANS RESOURCES INC
filed 1995-08-11
CIK 810020

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


             [Mark One]

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From _______ To _______

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

                                 YES  X  NO ____


At August 11, 1995, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                     Form 10-Q


                            TRANS-RESOURCES, INC.

                               Form 10-Q Index

                                June 30, 1995


                                                                         Page
PART I                                                                  Number

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

                                                                      Form 10-Q
                        PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                              Three Month Period          Six Month Period
                                                                 Ended June 30,             Ended June 30,
                                                              --------------------       --------------------
                                                               1995         1994         1995          1994
                                                             --------     --------      -------      --------
                                                                                  (000's)
REVENUES  . . . . . . . . . . . . . . . . . . . . . .       $107,342       $92,963     $199,731      $174,995

COST AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . .         89,263        72,856      166,973       138,939
    General and administrative  . . . . . . . . . . .         10,454         9,748       20,213        19,532
                                                           ---------      --------    ---------     ---------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .          7,625        10,359       12,545        16,524

    Interest expense  . . . . . . . . . . . . . . . .         (8,712)       (7,452)     (16,746)      (14,368)
    Interest and other income - net   . . . . . . . .          3,262        (4,490)       4,023        15,251
                                                           ---------      --------    ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . .          2,175        (1,583)        (178)       17,407
                                                           ---------      --------    ---------     ---------

INCOME TAX PROVISION:
    Current   . . . . . . . . . . . . . . . . . . . .          1,297           956        2,135         4,946
    Deferred  . . . . . . . . . . . . . . . . . . . .           (340)          883          (62)        6,795
                                                           ---------      --------   ----------     ---------
                                                                 957         1,839        2,073        11,741
                                                           ---------      --------    ---------     ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .      $   1,218      $ (3,422)   $  (2,251)    $   5,666
                                                           =========      ========    =========     =========


           See notes to unaudited consolidated financial statements.

                                                                      Form 10-Q
                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,       December 31,
                                                                                    1995           1994
                                                                               ----------------------------
                                                                                (Unaudited)
                                                                                         (000's)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .              $  30,053        $  15,571
    Accounts receivable   . . . . . . . . . . . . . . . . . . . .                 77,583           66,106
    Inventories:
         Finished products  . . . . . . . . . . . . . . . . . . .                 30,574           33,747
         Raw materials  . . . . . . . . . . . . . . . . . . . . .                 21,033           17,566
    Other current assets  . . . . . . . . . . . . . . . . . . . .                 40,711          168,200
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .                 18,503           18,852
                                                                                --------         --------
         Total Current Assets . . . . . . . . . . . . . . . . . .                218,457          320,042

PROPERTY, PLANT AND EQUIPMENT - NET . . . . . . . . . . . . . . .                220,629          202,085

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .                 30,875           28,827
                                                                                --------         --------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $469,961         $550,954
                                                                                ========         ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . .               $ 24,334         $124,465
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . .                 27,527           33,521
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                 53,485           57,077
    Accrued expenses and other current liabilities  . . . . . . .                 35,278           38,685
                                                                                --------         --------
         Total Current Liabilities  . . . . . . . . . . . . . . .                140,624          253,748
                                                                                --------         --------

LONG-TERM DEBT-NET:
    Senior indebtedness, notes payable and other obligations  . .                136,332          102,059
    Senior subordinated indebtedness - net  . . . . . . . . . . .                140,525          140,385
    Junior subordinated debentures - net  . . . . . . . . . . . .                  8,109            7,981
                                                                                --------         --------
         Long-Term Debt - net . . . . . . . . . . . . . . . . . .                284,966          250,425
                                                                                --------         --------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .                 26,622           26,231
                                                                                --------         --------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding . . . . . . . . . . .                  7,960            7,960
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding . . . . . . . . . . . . . . . . .                     --               --
    Additional paid-in capital  . . . . . . . . . . . . . . . . .                    505              505
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                 10,118           13,432
    Cumulative translation adjustment   . . . . . . . . . . . . .                   (631)            (360)
    Unrealized gains (losses) on marketable securities  . . . . .                   (203)            (987)
                                                                                --------         --------
         Total Stockholder's Equity . . . . . . . . . . . . . . .                 17,749           20,550
                                                                                --------         --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $469,961         $550,954
                                                                                ========         ========

          See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q



                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                     Six Month Period Ended June 30, 1995
                                 (Unaudited)





                                                       ADDITIONAL                CUMULATIVE    UNREALIZED
                                PREFERRED    COMMON     PAID-IN     RETAINED    TRANSLATION   GAINS(LOSSES)
                                  STOCK      STOCK      CAPITAL     EARNINGS     ADJUSTMENT   ON SECURITIES   TOTAL
                                ---------    ------    ----------   --------    -----------   -------------   -----
                                                                    (000'S)
BALANCE, January 1, 1995  . .    $7,960      $   --      $505       $13,432       $(360)         $(987)       $20,550

Activity for the six month
 period ended June 30, 1995:

 Net loss . . . . . . . . . .                                        (2,251)                                   (2,251)

 Dividends paid . . . . . . .                                        (1,063)                                   (1,063)

Net change during period  . .                                                      (271)           784            513
                                 ------      ------      ----      --------       -----          -----        -------
BALANCE, June 30, 1995  . . .    $7,960      $   --      $505      $ 10,118       $(631)         $(203)       $17,749
                                 ======      ======      ====      ========       =====          =====        =======



          See notes to unaudited consolidated financial statements.

                                                                      Form 10-Q
                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                     Six Month Period
                                                                                     Ended  June 30,
                                                                                   -------------------
                                                                                   1995           1994
                                                                                   ----           ----
                                                                                         (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
 Operations:
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .         $ (2,251)         $ 5,666
         Items not requiring (providing) cash:
             Depreciation and amortization  . . . . . . . . . . . . . .           10,704           11,308
             Increase in other liabilities  . . . . . . . . . . . . . .              223              112
             Deferred taxes and other - net . . . . . . . . . . . . . .            1,315            7,368
                                                                               ---------        ---------
                Total                                                              9,991           24,454
    Working capital management:
         Accounts receivable and other current assets . . . . . . . . .           (5,975)         (34,331)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .            3,593           13,867
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .              370            2,654
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           (5,651)           9,657
         Accrued expenses and other current liabilities . . . . . . . .           (8,517)           6,952
                                                                               ---------        ---------
             Cash provided (used) by operations and working
                capital management                                                (6,189)          23,253
                                                                               ---------        ---------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . .          (25,810)         (43,191)
    Purchases of marketable securities and other short-term investments           (4,339)        (103,829)
    Sales of marketable securities and other short-term investments   .          130,488           23,790
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,832)            (141)
                                                                               ---------        ---------
             Cash provided (used) by investment activities  . . . . . .           95,507         (123,371)
                                                                               ---------        ---------

FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt  . . . . . . . . . . . . . .           (5,994)           6,407
    Increase in long-term debt  . . . . . . . . . . . . . . . . . . . .           42,500          161,132
    Repurchases, payments and current maturities of long-term debt  . .         (110,279)         (34,509)
    Distributions to stockholder  . . . . . . . . . . . . . . . . . . .           (1,063)            --
                                                                               ---------        ---------
             Cash provided (used) by financing activities . . . . . . .          (74,836)         133,030
                                                                               ---------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .           14,482           32,912

CASH AND CASH EQUIVALENTS:
    Beginning of period   . . . . . . . . . . . . . . . . . . . . . . .           15,571           25,742
                                                                               ---------        ---------

    End of period   . . . . . . . . . . . . . . . . . . . . . . . . . .        $  30,053        $  58,654
                                                                               =========        =========

          See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q


                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Basis of Presentation and Other Matters

        The consolidated financial statements of Trans-Resources, Inc. (the "Company") include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. Effective March 31, 1995 the Company acquired the assets of Na-Churs Plant Food Company ("Na-Churs"), a company headquartered in Ohio and engaged in the specialty plant nutrient business. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, New Mexico Potash Corporation ("NMPC") and Vicksburg Chemical Company; Na-Churs; Eddy Potash, Inc. ("Eddy"); and Haifa Chemicals Ltd., an Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals South Ltd. ("HCSL"). The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc., a privately-held corporation. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

        In the opinion of management, the unaudited consolidated financial statements for the six month periods ended June 30, 1995 and 1994, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.



                                                  Percentage                         Percentage
                                                  of Revenues         Period        of Revenues       Period
                                                  -----------           to          -----------         to
                                                  Three Month         Period         Six Month        Period
                                                 Period Ended         Changes       Period Ended      Changes
                                                    June 30,        ----------        June 30,       ---------
                                                 -------------       Increase      -------------      Increase
                                                 1995     1994      (Decrease)     1995     1994     (Decrease)
                                                 ----     ----      ----------     ----     ----     ----------
Revenues  . . . . . . . . . . . . . . . .       100.0%   100.0%        15.5%      100.0%   100.0%       14.1%

Costs and expenses:
    Cost of goods sold  . . . . . . . . .        83.2     78.4         22.5        83.6     79.4        20.2
    General and administrative expense  .         9.7     10.5          7.2        10.1     11.2         3.5
                                                 ----     ----                     ----     ----

Operating income  . . . . . . . . . . . .         7.1     11.1        (26.4)        6.3      9.4       (24.1)

    Interest expense  . . . . . . . . . .        (8.1)    (8.0)        16.9        (8.4)    (8.2)       16.6
    Interest and other income - net   . .         3.0     (4.8)       172.7         2.0      8.7       (73.6)
                                                 ----    -----                     ----     ----

Income (loss) before income taxes . . . .         2.0     (1.7)       237.4         (.1)     9.9      (101.0)

Income tax provision  . . . . . . . . . .          .9      2.0        (47.9)       (1.0)     6.7       (82.3)
                                                 ----     ----                     ----     ----

Net income (loss) . . . . . . . . . . . .         1.1%    (3.7)%      135.6%       (1.1)%    3.2%     (139.7)%
                                                 ====     ====        =====        ====     ====      ======

                                                                       Form 10-Q
RESULTS OF OPERATIONS

        Three month period ended June 30, 1995 compared with the three month period ended June 30, 1994:

        Revenues increased by 15.5% to $107,342,000 in 1995 from $92,963,000 in
1994, an increase of $14,379,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($18,000,000) (including $7,000,000 relating to the acquisition of Na-Churs), which were partially offset by lower sales of organic chemicals ($600,000) and potash ($3,000,000).

        Cost of goods sold as a percentage of revenues increased during the period (83.2% in 1995 compared with 78.4% in 1994), primarily due to certain raw material cost increases, which were partially offset by increases in the selling prices of the Company's products, and, to a lesser extent, the normal costs associated with the initial run-in periods of the Company's newly-constructed manufacturing facilities. Gross profit was $18,079,000 in 1995 compared with $20,107,000 in 1994 (16.8% of revenues in 1995 compared with 21.6% of revenues in 1994), a decrease of $2,028,000. General and administrative expense increased to $10,454,000 in 1995 from $9,748,000 in 1994 (9.7% of revenues in 1995 compared with 10.5% of revenues in 1994). Pursuant to an agreement during the 1995 period, the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

        As a result of the matters described above, the Company's operating income decreased by $2,734,000 to $7,625,000 in 1995 as compared with $10,359,000 in 1994.

        Interest expense increased by $1,260,000 ($8,712,000 in 1995 compared with $7,452,000 in 1994) primarily as a result of (i) the long-term debt that financed the construction of the K3 Plant (as defined below) and (ii) the June 30, 1994 loan agreement (the "Loan Agreement") described under "Capital Resources and Liquidity" below. Interest and other income - net increased in 1995 by $7,752,000, principally as the result of the net adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges. In addition, the 1995 period includes interest income of approximately $800,000 relating to a prior year tax refund, while the 1994 period includes an $800,000 loss provision relating to the February 1994 fire at HCL.

        As a result of the above factors, income before income taxes increased by $3,758,000 in 1995. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

        Six month period ended June 30, 1995 compared with the six month period ended June 30, 1994:

        Revenues increased by 14.1% to $199,731,000 in 1995 from $174,995,000 in 1994, an increase of $24,736,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($26,800,000) (including $7,000,000 relating to the acquisition of Na-Churs) and organic chemicals ($300,000), which were partially offset by lower potash sales ($2,400,000).

        Cost of goods sold as a percentage of revenues increased during the period (83.6% in 1995 compared with 79.4% in 1994), primarily due to certain raw material cost increases, which were partially offset by increases in the selling prices of the Company's products, and, to a lesser extent, the normal costs associated with the initial run-in periods of the Company's newly-constructed manufacturing facilities. Gross profit was $32,758,000 in 1995 compared with $36,056,000 in 1994 (16.4% of revenues in 1995 compared with 20.6% of revenues in 1994), a decrease of $3,298,000. General and administrative expense increased to $20,213,000 in 1995 from $19,532,000 in 1994 (10.1% of revenues in 1995 compared with 11.2% of revenues in 1994). Pursuant to an agreement during the 1995 period, the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

        As a result of the matters described above, the Company's operating income decreased by $3,979,000 to $12,545,000 in 1995 as compared with $16,524,000 in 1994.

        Interest expense increased by $2,378,000 ($16,746,000 in 1995 compared with $14,368,000 in 1994) primarily as a result of (i) the long-term debt that financed the construction of the K3 Plant and (ii) the June 30, 1994 loan agreement (the "Loan Agreement") described under "Capital Resources and Liquidity" below. Interest and other income - net decreased in 1995 by $11,228,000, principally as the result of the 1994 period including a gain of approximately $18,700,000 relating to the February 1994 fire at HCL as compared to a

$1,700,000 gain in the 1995 period relating to such fire, with the remainder of the decrease in the 1995 period primarily attributable to the net adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges.

        As a result of the above factors, income before income taxes decreased by $17,585,000 in 1995. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

CAPITAL RESOURCES AND LIQUIDITY

        The Company's consolidated working capital at June 30, 1995 and December 31, 1994 was $77,833,000 and $66,294,000, respectively.

        Operations for the six month periods ended June 30, 1995 and 1994, after adding back non-cash items, provided cash of $9,991,000 and $24,454,000, respectively. During such periods other changes in working capital used cash of $16,180,000 and $1,201,000, respectively, resulting in net cash being provided (used) by operating activities and working capital management of $(6,189,000) and $23,253,000, respectively.

        Investment activities during the six month periods ended June 30, 1995 and 1994 provided (used) cash of $95,507,000 and ($123,371,000), respectively. Such amounts include additions to property, plant and equipment in 1995 and 1994 of $25,810,000 and $43,191,000, respectively, purchases of marketable securities and short-term investments of $4,339,000 and $103,829,000, respectively, and sales of marketable securities and other short-term investments of $130,488,000 and $23,790,000, respectively. The 1995 and 1994 property additions principally relate to (i) the construction of the K3 plant,
(ii) the replacement of the HCL production unit damaged in the fire in February, 1994 and (iii) the construction of a potassium carbonate manufacturing facility (see "Capital Expenditures" below). The 1994 purchases and the 1995 sales of marketable securities and other short-term investments principally relate to the purchase in 1994 and the liquidation in 1995 of the pledged certificates of deposit ("CD's") described below.

        Financing activities during the six month periods ended June 30, 1995 and 1994 provided (used) cash of ($74,836,000) and $133,030,000 respectively, (principally relating to the increase of certain long-term debt in 1994 and the prepayment of such debt in 1995, which is described below) .

        On June 30, 1994, the Company entered into the Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. The Company pledged CD's with an aggregate principal amount of $100,000,000 as collateral for such loan (such CD's are included in "other current assets" in the accompanying December 31, 1994 Consolidated Balance Sheet). On January 5, 1995, the Company liquidated the pledged CD's and prepaid the $100,000,000 loan.

        As of June 30, 1995, the Company had outstanding long-term debt (excluding current maturities) of $284,966,000. The Company's primary source of liquidity is cash flow generated from operations and certain revolving loan commitments.

        Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 34% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the six month periods ended June 30, 1995 and 1994 would have increased by approximately $8,600,000 and $6,600,000, respectively.

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

CAPITAL EXPENDITURES

        During 1995 (excluding the K3 Plant and the reconstruction of the HCL production unit damaged by fire in February 1994) the Company invested approximately $11,000,000 in capital expenditures. During 1993 the Company commenced construction of a new facility in Israel ("the K3 Plant"), with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually. The Company has recently completed the construction of the K3 Plant and the reconstruction of the damaged HCL production unit.

        The total costs incurred in connection with the construction of the K3 plant was approximately $100,000,000. Since the Company has received approximately $34,000,000 in Israeli Government grants related to the K3 plant, the Company's accompanying balance sheet includes the K3 plant at a cost, net of grants, of approximately $66,000,000.

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




                                                   TRANS-RESOURCES, INC.
                                                   ---------------------
                                                        (Registrant)



Date:  August 11, 1995
                                                      Lester W. Youner
                                                -----------------------------
                                                Vice President, Treasurer and
                                                    Chief Financial Officer

                            TRANS-RESOURCES, INC.
                              INDEX TO EXHIBITS

Exhibit                          Description                           Page No.

27                      Financial Data Schedule.                        18