Form 10-Q
period 1995-09-30
TRANS RESOURCES INC
filed 1995-11-14
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


          [Mark One]

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period From ________ To ________

                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             36-2729497
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

     9 West 57th Street, New York, New York                         10019
    ----------------------------------------                     ----------
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

At November 10, 1995, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                       Form 10-Q


                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                               September 30, 1995


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

                                                                       Form 10-Q

                         PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Month Period         Nine Month Period
                                                              Ended September 30,       Ended September 30,
                                                              -------------------       -------------------

                                                               1995          1994       1995          1994
                                                             -------       -------    ---------     ---------
                                                                                  (000's)

REVENUES  . . . . . . . . . . . . . . . . . . . . . .        $87,871       $76,324     $287,602      $251,319

COST AND EXPENSES:
    Cost of goods sold  . . . . . . . . . . . . . . .         74,466        60,153      241,439       199,092
    General and administrative  . . . . . . . . . . .         10,749         9,435       30,962        28,967
                                                             -------       -------    ---------     ---------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .          2,656         6,736       15,201        23,260

    Interest expense  . . . . . . . . . . . . . . . .         (8,853)       (7,266)     (25,599)      (21,634)
    Interest and other income - net   . . . . . . . .          2,188          (783)       6,211        14,468
                                                             -------       -------    ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . .         (4,009)       (1,313)      (4,187)       16,094

INCOME TAX PROVISION (BENEFIT):
    Current   . . . . . . . . . . . . . . . . . . . .           (935)        1,216        1,200         6,162
    Deferred  . . . . . . . . . . . . . . . . . . .              (63)         (212)        (125)        6,583
                                                             -------       -------    ---------     ---------
                                                                (998)        1,004        1,075        12,745
                                                             -------       -------    ---------     ---------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .        $(3,011)      $(2,317)   $  (5,262)    $   3,349
                                                             =======       =======    =========     =========





            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,     December 31,
                                                                                  1995             1994
                                                                              -------------     ------------
                                                                               (Unaudited)
                                                                                           (000's)

                                                  ASSETS

CURRENT ASSETS:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .              $  22,030        $  15,571
    Accounts receivable   . . . . . . . . . . . . . . . . . . . .                 71,858           66,106
    Inventories:
         Finished products  . . . . . . . . . . . . . . . . . . .                 39,639           33,747
         Raw materials  . . . . . . . . . . . . . . . . . . . . .                 18,001           17,566
    Other current assets  . . . . . . . . . . . . . . . . . . . .                 18,766          168,200
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . .                 21,948           18,852
                                                                                --------         --------
         Total Current Assets . . . . . . . . . . . . . . . . . .                192,242          320,042

PROPERTY, PLANT AND EQUIPMENT - NET . . . . . . . . . . . . . . .                221,373          202,085

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .                 30,599           28,827
                                                                                --------         --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $444,214         $550,954
                                                                                ========         ========


                                   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt  . . . . . . . . . . . .              $  57,114         $124,465
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . .                 30,098           33,521
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .                 40,490           57,077
    Accrued expenses and other current liabilities  . . . . . . .                 29,870           38,685
                                                                                --------         --------
         Total Current Liabilities  . . . . . . . . . . . . . . .                157,572          253,748
                                                                                --------         --------

LONG-TERM DEBT-NET:
    Senior indebtedness, notes payable and other obligations  . .                123,503          102,059
    Senior subordinated indebtedness - net  . . . . . . . . . . .                114,057          140,385
    Junior subordinated debentures - net  . . . . . . . . . . . .                  8,178            7,981
                                                                                --------         --------
         Long-Term Debt - net . . . . . . . . . . . . . . . . . .                245,738          250,425
                                                                                --------         --------

OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .                 26,313           26,231
                                                                                --------         --------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding . . . . . . . . . . .                  7,960            7,960
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding . . . . . . . . . . . . . . . . .                     -                -
    Additional paid-in capital  . . . . . . . . . . . . . . . . .                    505              505
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .                  6,675           13,432
    Cumulative translation adjustment   . . . . . . . . . . . . .                   (591)            (360)
    Unrealized gains (losses) on marketable securities  . . . . .                     42             (987)
                                                                                --------         --------
         Total Stockholder's Equity . . . . . . . . . . . . . . .                 14,591           20,550
                                                                                --------         --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .               $444,214         $550,954
                                                                                ========         ========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q


                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                   Nine Month Period Ended September 30, 1995
                                   (Unaudited)


                                                          ADDITIONAL                  CUMULATIVE     UNREALIZED
                                    PREFERRED   COMMON      PAID-IN      RETAINED    TRANSLATION   GAINS(LOSSES)
                                      STOCK      STOCK      CAPITAL      EARNINGS     ADJUSTMENT   ON SECURITIES   TOTAL
                                    ---------   ------    ----------     --------    -----------   -------------   ------
                                                                          (000'S)


BALANCE, January 1, 1995  . . . . .   $7,960     $   -        $505       $13,432        $(360)         $(987)      $20,550

Activity for the nine month
period ended September 30, 1995:

 Net loss . . . . . . . . . . . . .                                       (5,262)                                   (5,262)

 Dividends paid . . . . . . . . . .                                       (1,495)                                   (1,495)

 Net change during period . . . . .                                                       (231)        1,029           798
                                      ------      ----        ----       -------         -----         -----       -------
BALANCE, September 30, 1995 . . . .   $7,960      $  -        $505       $ 6,675         $(591)        $  42       $14,591
                                      ======      ====        ====       =======         =====         =====       =======


            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Month Period
                                                                                    Ended  September 30,
                                                                                -------------------------
                                                                                  1995            1994
                                                                                --------        ---------

                                                                                          (000's)

OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
 Operations:
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .         $ (5,262)       $   3,349
         Items not requiring (providing) cash:
             Depreciation and amortization  . . . . . . . . . . . . . .           16,224           16,391
             Deferred taxes and other - net . . . . . . . . . . . . . .            1,009            5,448
                                                                                --------        ---------
                Total . . . . . . . . . . . . . . . . . . . . . . . . .           11,971           25,188
    Working capital management:
         Accounts receivable and other current assets . . . . . . . . .           19,809          (19,125)
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .           (2,440)          11,633
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .           (3,075)            (106)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          (18,646)          11,870
         Accrued expenses and other current liabilities . . . . . . . .          (13,925)           4,849
                                                                                --------        ---------
             Cash provided (used) by operations and working
                capital management  . . . . . . . . . . . . . . . . . .           (6,306)          34,309
                                                                                --------        ---------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . .          (31,661)         (68,675)
    Purchases of marketable securities and other short-term investments           (4,371)        (120,935)
    Sales of marketable securities and other short-term investments   .          132,406           29,625
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,916)           2,572
                                                                                --------        ---------
             Cash provided (used) by investment activities  . . . . . .           92,458         (157,413)

FINANCING ACTIVITIES:
    Decrease in short-term debt   . . . . . . . . . . . . . . . . . . .           (3,823)          (1,014)
    Increase in long-term debt  . . . . . . . . . . . . . . . . . . . .           42,892          165,716
    Repurchases, payments and current maturities of long-term debt  . .         (117,267)         (36,438)
    Distributions to stockholder  . . . . . . . . . . . . . . . . . . .           (1,495)            (225)
                                                                                --------        ---------
             Cash provided (used) by financing activities . . . . . . .          (79,693)         128,039
                                                                                --------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .            6,459            4,935

CASH AND CASH EQUIVALENTS:
    Beginning of period   . . . . . . . . . . . . . . . . . . . . . . .           15,571           25,742
                                                                                --------        ---------

    End of period   . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 22,030        $  30,677
                                                                                ========        =========


            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q


                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Other Matters

         The consolidated financial statements of Trans-Resources, Inc. (the "Company") include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. Effective March 31, 1995, the Company acquired the assets of Na-Churs Plant Food Company ("Na-Churs"), a company headquartered in Ohio and engaged in the specialty plant nutrient business. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, New Mexico Potash Corporation and Vicksburg Chemical Company ("Vicksburg"); Na-Churs; Eddy Potash, Inc.; and Haifa Chemicals Ltd., an Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals South Ltd. The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc., a privately-held corporation. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

         In the opinion of management, the unaudited consolidated financial statements for the nine month periods ended September 30, 1995 and 1994, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.



                                                  Percentage          Period        Percentage         Period
                                                  of Revenues           to          of Revenues          to
                                                  -----------         Period        -----------        Period
                                                  Three Month         Changes       Nine Month         Changes
                                                 Period Ended         -------      Period Ended        -------
                                                 September 30,       Increase      September 30,      Increase
                                                 -------------                     -------------

                                                 1995     1994      (Decrease)     1995     1994     (Decrease)
                                                 ----     ----      ----------     ----     ----     ----------

Revenues  . . . . . . . . . . . . . . . .       100.0%   100.0%        15.1%      100.0%   100.0%       14.4%

Costs and expenses:
    Cost of goods sold  . . . . . . . . .        84.7     78.8         23.8        84.0     79.2        21.3
    General and administrative expense  .        12.3     12.4         13.9        10.7     11.5         6.9
                                                -----    -----                    -----    -----

Operating income  . . . . . . . . . . . .         3.0      8.8        (60.6)        5.3      9.3       (34.7)

    Interest expense  . . . . . . . . . .       (10.1)    (9.5)        21.8        (8.9)    (8.6)       18.3
    Interest and other income - net   . .         2.5     (1.0)       379.4         2.1      5.7       (57.1)
                                                -----    -----                    -----    -----

Income (loss) before income taxes . . . .        (4.6)    (1.7)      (205.3)       (1.5)     6.4      (126.0)

Income tax provision (benefit)  . . . . .        (1.2)     1.3       (199.4)         .3      5.1       (91.6)
                                                -----    -----                    -----    -----

Net income (loss) . . . . . . . . . . . .        (3.4)%   (3.0)%      (30.0)%      (1.8)%    1.3%     (257.1)%
                                                -----    -----                    -----    -----

                                                                       Form 10-Q
RESULTS OF OPERATIONS

Three month period ended September 30, 1995 compared with the three month period ended September 30, 1994:

    Revenues increased by 15.1% to $87,871,000 in 1995 from $76,324,000 in 1994, an increase of $11,547,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($11,500,000) (including $2,400,000 relating to the acquisition of Na-Churs) and organic chemicals ($2,400,000), which were partially offset by lower sales of potash ($2,400,000).

    Cost of goods sold as a percentage of revenues increased during the period (84.7% in 1995 compared with 78.8% in 1994), primarily due to certain raw material and utility cost increases, which were partially offset by increases in the selling prices of the Company's products, and, to a lesser extent, the customary costs associated with the initial run-in periods of the Company's newly-constructed manufacturing facilities. As a result of the foregoing, gross profit was $13,405,000 in 1995 compared with $16,171,000 in 1994 (15.3% of revenues in 1995 compared with 21.2% of revenues in 1994), a decrease of $2,766,000. General and administrative expense increased to $10,749,000 in 1995 from $9,435,000 in 1994 (12.3% of revenues in 1995 compared with 12.4% of revenues in 1994).

    As a result of the matters described above, the Company's operating income decreased by $4,080,000 to $2,656,000 in 1995 as compared with $6,736,000 in
1994.

    Interest expense increased by $1,587,000 ($8,853,000 in 1995 compared with $7,266,000 in 1994) primarily as a result of interest on the long-term debt that financed the construction of the K3 Plant (as defined below). Interest and other income - net increased in 1995 by $2,971,000, principally as the result of the net adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges.

    As a result of the above factors, loss before income taxes increased by $2,696,000 in 1995. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. In addition, during the 1995 period HCL recorded a $1,100,000 tax refund related to prior years.

Nine month period ended September 30, 1995 compared with the nine month period ended September 30, 1994:

    Revenues increased by 14.4% to $287,602,000 in 1995 from $251,319,000 in
1994, an increase of $36,283,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($38,300,000) (including $9,600,000 relating to the acquisition of Na-Churs) and organic chemicals ($2,700,000), which were partially offset by lower potash sales ($4,700,000).

    Cost of goods sold as a percentage of revenues increased during the period (84.0% in 1995 compared with 79.2% in 1994), primarily due to certain raw material and utility cost increases, which were partially offset by increases in the selling prices of the Company's products, and, to a lesser extent, the customary costs associated with the initial run-in periods of the Company's newly-constructed manufacturing facilities. As a result of the foregoing, gross profit was $46,163,000 in 1995 compared with $52,227,000 in 1994 (16.0% of revenues in 1995 compared with 20.8% of revenues in 1994), a decrease of $6,064,000. General and administrative expense increased to $30,962,000 in 1995 from $28,967,000 in 1994 but declined as a percentage of revenues (10.7% of revenues in 1995 compared with 11.5% of revenues in 1994). Pursuant to an agreement during the 1995 period, the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

    As a result of the matters described above, the Company's operating income decreased by $8,059,000 to $15,201,000 in 1995 as compared with $23,260,000 in
1994.

    Interest expense increased by $3,965,000 ($25,599,000 in 1995 compared with $21,634,000 in 1994) primarily as a result of interest on the long-term debt that financed the construction of the K3 Plant. Interest and other income - net decreased in 1995 by $8,257,000, principally as the result of the 1994 period including a gain of approximately $18,100,000 relating to the February 1994 fire at HCL as compared to a $1,700,000 gain in the 1995 period relating to such fire, with the remainder of the decrease in the 1995 period being partially offset primarily by (i) the net adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges and (ii) interest income related to a prior year's tax refund.

    As a result of the above factors, income before income taxes decreased by $20,281,000 in 1995. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. In addition, during the 1995 period HCL recorded a $1,100,000 tax refund related to prior years.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's consolidated working capital at September 30, 1995 and December 31, 1994 was $34,670,000 and $66,294,000, respectively.

    Operations for the nine month periods ended September 30, 1995 and 1994, after adding back non-cash items, provided cash of $12,000,000 and $25,200,000, respectively. During such periods other changes in working capital provided
(used) cash of ($18,300,000) and $9,100,000, respectively, resulting in net cash being provided (used) by operating activities and working capital management of ($6,300,000) and $34,300,000, respectively.

    Investment activities during the nine month periods ended September 30, 1995 and 1994 provided (used) cash of $92,500,000 and ($157,400,000), respectively. Such amounts include additions to property, plant and equipment in 1995 and 1994 of $31,700,000 and $68,700,000, respectively, purchases of marketable securities and short-term investments of $4,400,000 and $120,900,000, respectively, and sales of marketable securities and other short-term investments of $132,400,000 and $29,600,000, respectively. The 1995 and 1994 property additions principally relate to (i) the construction of the K3 plant, (ii) the replacement of the HCL production unit damaged in the fire in February, 1994 and (iii) the construction of a potassium carbonate manufacturing facility (see "Capital Expenditures" below). The 1994 purchases and the 1995 sales of marketable securities and other short-term investments principally relate to the purchase in 1994 and the liquidation in 1995 of the pledged certificates of deposit ("CD's") described below.

    Financing activities during the nine month periods ended September 30, 1995 and 1994 provided (used) cash of ($79,700,000) and $128,000,000 respectively, (principally relating to the increase of certain long-term debt in 1994 and the prepayment of such debt in 1995, which is described below).

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

    As of September 30, 1995, the Company had outstanding long-term debt (excluding current maturities) of $245,738,000. The Company's primary source of liquidity is cash flow generated from operations and certain revolving loan commitments. See Note G of Notes to Consolidated Financial Statements in the Form 10-K regarding additional information concerning the Company's long-term debt obligations.

    Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 34% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the nine month periods ended September 30, 1995 and 1994 would have increased by approximately $10,300,000 in each period.

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

CAPITAL EXPENDITURES

    During 1995 (excluding the K3 Plant and the reconstruction of the HCL production unit damaged by fire in February 1994) the Company invested approximately $16,000,000 in capital expenditures. During 1993 the Company commenced construction of a new facility in Israel ("the K3 Plant"), with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually. The Company has recently completed the construction of the K3 Plant and the reconstruction of the damaged HCL production unit.

    The total costs incurred in connection with the construction of the K3 plant was approximately $100,000,000. Since the Company has received approximately $34,000,000 in Israeli Government grants related to the K3 plant, the Company's accompanying consolidated balance sheet includes the K3 plant at a cost, net of grants, of approximately $66,000,000.

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

INFLATION

    Inasmuch as only approximately $45,000,000 of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1993 and 1994, the inflation rate of the NIS as compared to the U.S. Dollar exceeded the devaluation rate in Israel by 3.2% and 13.4%, respectively.

ENVIRONMENTAL MATTERS

    See Item 1 - "Business - Environmental Matters" and Note N of Notes to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As previously disclosed (most recently in the Form 10-K), on or about December 20, 1991, Peter N. Zachary together with fifteen other persons, claiming to be shareholders of Sylvan Learning Centers, Inc., The Enstar Group, Inc., Kinder-Care, Inc. and Kinder- Care Learning Centers, Inc., filed a complaint in the Circuit Court for Montgomery County, Alabama against certain former indirect stockholders and directors of the Company, and against TPR Investment Associates, Inc., ("Associates") (which is a former parent corporation of the Company), Trans-Pacific (the former name of the Company) and various other named persons and entities and certain unnamed entities. During October 1995 the Company entered into a settlement agreement with plaintiffs providing for dismissal of the action and releases to the Company, Associates and Trans-Pacific and payment by the Company of a nominal amount to plaintiffs.

    On or shortly after October 24, 1995 numerous law suits were filed in two Louisiana State Courts and in the United States District Court for the Eastern District of Louisiana in connection with the release of what is alleged to have been nitrogen tetroxide from a railcar owned by and located at Gaylord Chemical Company's ("Gaylord") facility in Bogalusa, Louisiana on October 23 and 24, 1995. Vicksburg had sold the nitrogen tetroxide to Gaylord. Virtually all of the suits are class actions and allege generally that the classes of defendants within the vicinity of the Gaylord facility have received injuries due to the release and will require future medical monitoring, have fear of contracting serious diseases, desire reimbursement for medical costs and, in several instances, seek reimbursement for evacuation expenses, including response costs under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"). Vicksburg has been named as a defendant in at least two of the suits: Jimmie Burns v. Illinois Central Railroad Company,
Vicksburg Chemical Company and Union Tank Car, Inc., in the United States District Court, Eastern District of Louisiana; and In Re: Nitrogen Tetroxide
(N204) Leak at Bogalusa, in the 22nd Judicial District Court, Parish of Washington, State of Louisiana. Vicksburg did not do anything to contribute to or bear any responsibility for the incident and intends to deny and vigorously defend against the allegations of the complaints with respect to itself.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit 10.1 - Credit Agreement, dated as of November 3, 1995, among Cedar Chemical Corporation, the Lenders listed on the signature pages thereof and The Chase Manhattan Bank (National Association), as Administrative Agent (exhibits and schedules omitted).

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


                                                   TRANS-RESOURCES, INC.
                                              -----------------------------
                                                       (Registrant)


Date:  November 10, 1995                             Lester W. Youner
                                              -----------------------------
                                              Vice President, Treasurer and
                                                 Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

                 Exhibit                                          Description                                       Page No.
                 -------                                          -----------                                       --------

                  10.1           Credit Agreement, dated as of November 3, 1995, among Cedar Chemical
                                 Corporation, the Lenders listed on the signature pages thereof and The Chase
                                 Manhattan Bank (National Association), as Administrative Agent (exhibits and schedules omitted).

                   27            Financial Data Schedule.