Form 10-K405
period 1995-12-31
TRANS RESOURCES INC
filed 1996-03-28
CIK 810020

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       or

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                               36-2729497
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)                     10019
 9 West 57th Street, New York, NY                    (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 888-3044

        Securities registered pursuant to Section 12 (b) of the Act: NONE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

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

                Class                           Outstanding at March 25, 1996
                -----                           -----------------------------
Common Stock, par value $.01 per share                  3,000 shares
                                         (Owned by TPR Investment Associates, Inc.)

                      Documents incorporated by reference.
                                      None

                                TABLE OF CONTENTS

                                                                                  PAGE
                                     PART I

Item 1.  Business...............................................................    1

Item 2.  Properties.............................................................   10

Item 3.  Legal Proceedings......................................................   10

Item 4.  Submission of Matters to a Vote of Security Holders....................   12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..................................................   12

Item 6.  Selected Financial Data................................................   13

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................   14

Item 8.  Financial Statements and Supplementary Data............................   18

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................................   18

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant....................   18

Item 11.  Executive Compensation................................................   20

Item 12.  Security Ownership of Certain Beneficial Owners and Management........   22

Item 13.  Certain Relationships and Related Transactions........................   22

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......   22

Signatures    ..................................................................   23

                                     PART I

ITEM 1.  Business

         Trans-Resources, Inc., a privately owned Delaware corporation ("the Company"), is a multinational manufacturer of specialty plant nutrients, organic chemicals, industrial chemicals and potash and distributes its products in over 80 countries. The Company is the world's largest producer of potassium nitrate, which is marketed principally under the brand names K-Power domestically and Multi-K internationally (collectively, referred to as K-ower). The Company is also the world's largest producer of propanil, a leading rice herbicide. In addition, the Company is the largest United States producer of potash. During 1995, specialty plant nutrients, organic chemicals, industrial chemicals and potash contributed approximately 49%, 12%, 25% and 14%, respectively, of the Company's total revenues. The following table sets forth the primary markets and applications for each of the Company's principal products:


     Principal Products            Primary Markets                            Applications
SPECIALTY PLANT NUTRIENTS
    K-Power                        -  Fresh fruits and vegetables,             -  Fertigation and foliar sprays
                                      flowers, cotton and tobacco                 (fully soluble, readily absorbed,
    Polyfeed                          Horticulture                                no harmful residues)
    Multi-MAP                         Horticulture
    Multi-MKP                         Horticulture
    Magnisal                          Vegetables, citrus, tropical fruits
                                      and flowers
    Multicote                      -  Vegetables, turf, fruit trees and        -  Time release of nutrients (to
                                      potted plants                               optimize plant feeding and
                                                                                  minimize labor requirements)

ORGANIC CHEMICALS
    Propanil                       -  Rice                                     -  Broad spectrum weed control
    Dichloroaniline                -  Organic chemical manufacturers           -  Intermediate propanil product
    Butoxone                       -  Peanuts                                  -  Weed control
    Diuron                         -  Food crops, alfalfa and cotton           -  Broad use herbicide
    Pluck                          -  Cotton, fruit and vegetables             -  Plant growth regulator
    Custom Manufacturing           -  Various industrial companies             -  Various organic synthesis

INDUSTRIAL CHEMICALS
    Technical Grade Potassium      -  Glass, ceramics, food, explosives,       -  Oxidization and ion exchange
      Nitrate                         metal, petrochemical and heat
                                      treatment industries
    Potassium Carbonate            -  Glass, detergents and horticulture       -  Oxidization and cleansing
    Phosphoric Acid                -  Industrial production, food and          -  Metal treatment, industrial
                                      fertilizer industries                       cleaning and fermentation
    Sodium Tripolyphosphate        -  Soaps and detergents                     -  Cleansing ingredient
    Monoammonium Phosphate         -  Chemical manufacturers                   -  Fire extinguishing powders
    Diammonium Phosphate              Chemical manufacturers                      and fire retardant formulations
    Monopotassium Phosphate        -  Food processing companies                -  Fermentation process
    Sodium Acid Pyrophosphate      -  Food processing companies                -  Baking powders and potato
                                                                                  processing
    Chlorine                       -  Chemical companies                       -  Water purification, production
                                                                                  of paper pulp and PVC pipe
    Nitrogen Tetroxide             -  United States Government                 -  Aerospace fuel additive

POTASH

    Agricultural Grade             -  Corn, wheat, rice, soybeans              -  Fertilizer
    Industrial Grade               -  Various industrial companies             -  Intermediate production of
                                                                                  chemicals and lubricants

         Of the Company's total revenues for the year ended December 31, 1995, approximately 35% and 38% were derived from sales in the United States and Europe, respectively, with the remainder derived from sales in many other countries.

         On February 7, 1994, the smaller of the two potassium nitrate production units of the Company's Israeli subsidiary, Haifa Chemicals Limited ("HCL"), was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The impact of the loss of the production unit, including the effect of business interruption, was substantially covered by insurance. The insurance proceeds for the property damage is for replacement value, which substantially exceeded the recorded carrying value of the damaged assets. See Note D of Notes to Consolidated Financial Statements for additional information. The Company completed the replacement of the damaged production unit during 1995.

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

         The Company's operations are conducted through its direct and indirect wholly-owned subsidiaries which include HCL, and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd., an Israeli corporation ("HCS"); Cedar Chemical Corporation, a Delaware corporation ("Cedar"), and Cedar's wholly-owned subsidiaries, Vicksburg Chemical Company, a Delaware corporation ("Vicksburg"), and New Mexico Potash Corporation, a New Mexico corporation ("NMPC"); Na-Churs Plant Food Company ("Na-Churs"), a Delaware corporation (Na-Churs was acquired in March, 1995); and Eddy Potash, Inc., a Delaware corporation ("Eddy"). The Company was incorporated in Delaware in 1971 under the name Trans-Pacific Resources, Inc.

SPECIALTY PLANT NUTRIENTS

         The Company is a multinational manufacturer of a range of specialty plant nutrients, which contributed approximately $189,000,000 to the Company's revenues for the year ended December 31, 1995, of which K-Power contributed a substantial portion.

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

         Marketing and Sales. As part of the Company's market development and sales efforts, resident agronomists are located in the United States, Italy, France, the United Kingdom, Greece, Mexico, South Africa, China, Japan and the Benelux countries. The steady growth in demand for the Company's specialty plant nutrients has been supported by agronomic activities in many countries which have demonstrated the benefits of using K-Power. Horticultural and agricultural growers generally require substantial testing under their own specific climatic, soil and growing conditions before they will adopt a new plant nutrient. The Company has developed application expertise which has produced a growing number of applications and users.

         To market its specialty plant nutrients, the Company has established a worldwide network of agents and distributors and uses storage facilities in certain countries to provide prompt and responsive customer service. However, depending on the conditions prevailing in the particular market, certain large users are serviced directly and certain products are covered by product managers who have worldwide responsibility for such products. In order to further improve service to its customers in Western Europe, the Company has established subsidiaries in the United Kingdom, Belgium, Spain and Italy. The Company also has established a subsidiary in Mexico. A French subsidiary engaged in the fertilizer business and having its own sales and distribution network also markets the Company's specialty plant nutrients. For United States sales, the Company utilizes its own sales force and also works in selected areas through brokers.

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

ORGANIC CHEMICALS

         The Company's organic chemicals business has grown by building upon its capabilities in specialized areas of complex organic synthesis. Its sales were approximately $44,000,000 in 1995, with sales of propanil representing approximately 60% thereof.

         Products and Markets. The Company's organic chemicals products include propanil (a leading rice herbicide, which Cedar markets principally under the Cedar label and the brand names "Wham! EZ" and "Super Wham!"), dichloroanaline ("DCA," the principal raw material for the production of propanil), Butoxone (a peanut herbicide), Diuron (a broad use herbicide used on food crops, alfalfa and cotton) and Pluck, a cotton, fruit and vegetable growth regulator. The Company also produces and sells "Tham" (trishydroxyaminomethane), a proprietary buffering agent used in industrial and pharmaceutical applications. The Company estimates that it currently produces approximately 85% of the propanil sold in the United States. The Company has also developed several new propanil formulations which offer various advantages in terms of ease of application and improved environmental impact in an effort to expand the propanil market. The Company is currently the only producer of DCA in North America.

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

         Marketing and Sales. The Company produces and sells propanil under its own brand name and supplies propanil to other agrichemical companies under long-term supply contracts. Sales by the Company of propanil and DCA under a long-term supply contract with a major agrichemical company represented approximately 25% of the Company's sales of organic chemicals in 1995.

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

         Competition. In the United States market, the Company competes primarily with two other propanil suppliers, while in international markets the Company competes with several producers. Propanil competes with several other rice herbicides, but is currently the most commonly used rice herbicide. Diuron and Pluck compete with other products supplied by several multi-national companies. In contract manufacturing, the Company competes with various other producers and the basis of competition is generally the quality and range of production capabilities, service and price.

INDUSTRIAL CHEMICALS

         The Company's industrial chemical products include technical grade potassium nitrate, technical and food grade sodium tripolyphosphate ("STPP"), technical and food grade phosphoric acid, technical grade monoammonium phosphate and diammonium phosphate ("MAP" and "DAP"), technical and food grade monopotassium phosphate ("MKP"), potassium carbonate, food grade sodium acid pyrophosphate ("SAPP"), chlorine, nitrogen tetroxide and food grade salts. Industrial chemicals contributed approximately $98,000,000 to the Company's revenues for the year ended December 31, 1995.

         Products and Markets. Technical grade potassium nitrate is used in the glass industry for making fine tableware glass, TV tubes and crystal glass; in the metal industry for heat treatment; in the ceramics industry for the glazing process; for making explosives and for the production of heat transfer salts in the petrochemical industry; and for solar energy systems.

         Phosphoric acid is used in metal treatment, industrial cleaning solutions, fermentation processes and for carbonated drinks in the food industry. STPP is used primarily in the manufacturing of detergents and specialty cleaning compounds and in the textile and ceramic clay industry; MAP and DAP are used for fire extinguishing powders and fire retardant functions; MKP is used for the fermentation process; and SAPP is an ingredient in baking powders and is used for potato processing. Chlorine is used in the pulp and paper industry and as a swimming pool disinfectant. Nitrogen tetroxide is an aerospace fuel additive. Food grade salts are used in food processing. Potassium carbonate is used primarily in the glass industry.

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

POTASH

         The Company is the largest United States producer of potash, producing approximately 750,000 short tons in 1995, primarily for agricultural use as fertilizer. During 1995, the Company's share of total potash production in the United States was approximately 31% and its share of total North American potash production was approximately 5%. Potash provides potassium, an essential nutrient for a wide range of crops, including wheat, soybeans and corn. The Company, through Eddy and NMPC, mines, refines and distributes potash from two mines and related refineries located in New Mexico. Potash sales in 1995, excluding intercompany sales to Vicksburg, amounted to approximately $54,000,000.

         Products and Markets. During 1995, approximately 71% of the Company's potash production was sold as fertilizer and the balance was sold for industrial uses or used by Vicksburg as a raw material in the production of potassium nitrate and potassium carbonate.

         Marketing and Sales. In the United States, the Company's sales force sells potash to blenders for fertilizer material and to industrial customers. Agricultural export sales are handled by a sales subsidiary of Potash Corporation of Saskatchewan. During 1995, the Company sold approximately 77% of its potash production domestically and 23% internationally.

         The level of average selling prices for potash in the United States are in part the result of the United States Government's preliminary findings in a Canadian potash antidumping investigation and the subsequent 1987 Canadian potash antidumping agreement. If such agreement is terminated or violated by the Canadian producers, then depending on the actions taken by the United States Government, the production and pricing decisions of Canadian producers, and other market factors, it is possible that the current price levels for potash could decline substantially, which would adversely affect the Company's results of operations. See Item 3 - "Legal Proceedings" below.

         Production. The Company's potash is mined from approximately 90,000 acres which are under long-term lease, principally from the United States Government and the State of New Mexico. Such leases cover estimated ore reserves, as of December 31, 1995, of approximately 137,000,000 short tons of recoverable ore, at thicknesses ranging from four to eight feet. At average recovery rates these ore reserves are estimated to be sufficient to yield approximately 18,200,000 short tons of potash concentrate with an average grade of 60% to 62% "K2O" (a common standard of measurement established by the industry of defining a product's potassium content in terms of equivalent percentages of potassium oxide). As of December 31, 1995 and based on current rates of production in 1996 (aggregating approximately 870,000 short tons annually) and depending on market conditions and production costs, these ore reserves are estimated to be sufficient to support the mining operations of NMPC and Eddy for approximately 25 years and 14 years, respectively.

         Competition. Potash is available from various sources, both domestic and foreign, including very large Canadian sources of supply. As a result, the market is highly competitive. Since potash is a commodity product, the most significant competitive factor affecting sales is price.

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

         The major raw materials required by Vicksburg for production of potassium nitrate are potash supplied primarily by NMPC and nitric acid which is produced at the Vicksburg plant. Ammonia, the principal raw material required for production of nitric acid, is supplied by a third party in close proximity to the Vicksburg facility. The major raw material for the production of propanil is DCA. The principal raw material for the production of DCA is provided to the Company under a supply contract. Such raw material is available from multiple sources.

         NMPC owns the property, plant and equipment located at its 320 acre site near Hobbs, New Mexico. The property, plant and equipment is encumbered by a first mortgage and security interest securing long-term Cedar bank indebtedness.

         Eddy owns the property, plant and equipment located at its 680 acre site in Eddy County, New Mexico. The property, plant and equipment is encumbered by a first mortgage and security interest securing certain long-term indebtedness.

         HCL owns its machinery and equipment and leases its land and buildings from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, principally in 20 years. Substantially all of the assets of HCL are subject to security interests in favor of the State of Israel or banks. HCL also has a contract with ORL for steam and processed water which expires on June 30, 1997 and a lease from ORL of a pipeline which transports ammonia from the port in Haifa to HCL's plant. HCS leases its land from the Israeli Government under a 49 year lease which commenced in 1994, with the payments for such lease paid in advance and included in the K3 Plant construction costs.

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

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. HCL purchases potash solely from Dead Sea Works, Ltd. ("DSW") in accordance with a supply contract expiring December 31, 1999. The contract provides for prices to be established quarterly, based on the weighted average of the FOB Israeli port prices paid to DSW by its overseas customers during the preceding quarter plus certain adjustments thereto. HCL purchases phosphate rock solely from Rotem Deshanim ("Rotem") (formerly known as Negev Phosphates, Ltd.) pursuant to a supply agreement expiring on June 30, 1996. Based on a letter of intent between Rotem and HCL, a long-term contract is being negotiated. DSW and Rotem are companies that are majority-owned by the Israeli Government and the sole suppliers in Israel of potash and phosphate rock, respectively. While HCL views its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources would have an adverse effect on the Company.

         Ammonia, which is used to produce nitric acid (which in turn is used to produce potassium nitrate), is manufactured in Israel as well as imported. The ammonia used by HCL is currently imported from a producer under supply agreements expiring on December 31, 1996. HCL owns ammonia terminal facilities located on leased property in the port of Haifa which have the capacity to store an amount of ammonia sufficient to meet HCL's requirements.

         Management believes that its facilities are in good operating condition and adequate for its current needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Capital Expenditures".

RESEARCH AND DEVELOPMENT

         The Company has developed and patented certain manufacturing processes and has submitted other applications for patents for additional processes. As of December 31, 1995, the Company employed 71 research and development scientists, engineers and technicians, who are involved in the development and evaluation of process technologies, efficiencies and quality control. For the years ended December 31, 1993, 1994 and 1995, the Company spent approximately $3,206,000, $3,978,000 and $3,158,000, respectively, on these efforts, which have been charged to current operations.

PERSONNEL AND LABOR RELATIONS

         As of December 31, 1995 the Company employed approximately 1,500 people. Approximately 280 employees have advanced technical and academic qualifications.

         Except for Eddy and HCL, none of the Company's employees are represented by any collective bargaining unit. Eddy's hourly work force is represented by three labor unions, with its collective bargaining agreements expiring in August 1998. Eddy has enjoyed generally good relations with its labor unions and has not had a significant work stoppage for many years, except for a work stoppage of approximately three weeks during 1995 related to the negotiations of the three year contract expiring in August 1998.

         Technicians and engineers of HCL are members of the Union of Technicians and Engineers, which operates throughout Israel, and substantial terms of their employment (e.g. salaries and promotions) are governed by a general collective agreement which HCL does not negotiate directly with such employees. The other employees of HCL are members of the "Histadrut", the dominant labor union in Israel, and their terms of employment are governed by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut and the representatives of the employees. In 1994, an agreement was signed with the technicians and engineers for the three year period ending December 31, 1996. In 1995, an SCA was signed with the Histadrut and the representatives of the employees for the two year period ending December 31, 1996.

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

         The Environmental Protection Agency's (the "EPA") Regional Office in Atlanta notified Cedar in 1989 that unspecified corrective action will be required to protect against the release of contaminants allegedly present at the Vicksburg plant as a result of previous pesticide manufacturing operations. As a result of the notice, Cedar reached agreement with the EPA and the Department of Justice on the terms of a Consent Decree which was filed in the United States District Court at Jackson, Mississippi in January 1992. Pursuant to the Consent Decree, Cedar submitted a report of current conditions. Upon agency approval of this report and of the facility investigation work plan to be thereafter submitted for the Vicksburg plant, Vicksburg will undertake a site investigation and corrective measures study, followed by implementation of appropriate corrective action. Compliance with the Consent Decree is expected to occur over a five to six year period following approval of the facility investigation work plan.

         Cedar's West Helena plant utilizes a surface impoundment for biological treatment of non-hazardous waste streams which was the subject of an enforcement proceeding initiated by the Arkansas Department of Pollution Control and Ecology (the "ADPCE") in 1986. The proceeding resulted in a Consent Administrative Order which required Cedar to carry out various studies, ultimately leading to the implementation of a groundwater monitoring system. Based in part on the results of groundwater monitoring and in part on the discovery of a drum burial area on the West Helena plant site, the ADPCE requested Cedar to initiate an expanded plant-wide investigation pursuant to a Consent Administrative Order. The Order was entered in the third quarter of 1991. Implementation is expected to occur over a three year period following completion and approval of the facility investigation.

         Cedar removed the buried drums from the West Helena site in accordance with a work plan incorporated in the Consent Administrative Order and, shortly thereafter, filed a suit against a former operator of the plant site for contribution for the costs incurred. In October 1994, Cedar reached a settlement pursuant to which it recovered $1,580,000 of its previously incurred drum removal and investigative costs. The settlement also provides for binding arbitration among Cedar and two former operators at the plant site to apportion future investigative and remedial costs required under the Order. Cedar recovered an additional $286,000 of investigation costs in 1995.

         The Company believes that the future costs required to complete the site investigation and corrective measures studies at Vicksburg and the plant-wide investigation at West Helena will be between $500,000 and

$1,000,000 and will be expended over two to three years. Interim corrective measures may also be implemented at one or both of these locations during this same period. As of December 31, 1994 and 1995, the Company has accrued an aggregate of $1,250,000 for these matters. Until these investigations are completed, it is not possible to definitively determine the costs of any final corrective actions which will be required. Any such corrective action costs will be expended over a period of years. There can be no assurance that such costs will not be material.

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

         In 1987, Cedar entered into a cost sharing agreement with 55 other companies to fund costs associated with the clean-up of an abandoned waste disposal site located near Bayou Sorrel, Louisiana. The sharing agreement was the basis for a consent decree to which Cedar and the other companies are parties, settling claims brought by the EPA pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended. The sharing agreement allocates approximately 4% of the clean-up costs to Cedar. The remedy selected by the EPA for this site has been successfully implemented and the participating parties' respective shares for cost of future monitoring and maintenance activities on the site until the year 2022 was redetermined. Cedar's share of such future costs has been paid in full.

Eddy and NMPC

         The Company's potash operations are subject to various Federal, state and local environmental laws. The Company does not believe significant expenditures will be required for the potash operations in the near future or that its ongoing environmental operating costs will be material.

HCL

         As a result of the production of phosphoric acid, HCL generates acid sludge and liquid acid effluent. HCL had previously disposed of its acid sludge in designated approved sites. In accordance with a permit issued by the Israeli Agency for Environmental Preservation of the Ministry of Interior (the "Agency") pursuant to the Law for the Prevention of Sea Pollution (Disposing of Wastes) of 1983 and 1984, HCL is now disposing of the acid sludge in a designated site in the Mediterranean Sea, situated 20 nautical miles from the Israeli coast. The permit allows for the disposal of a quantity which is sufficient to satisfy HCL's needs. The permit is valid until March 31, 1996. The Agency has expressed objections to extending the permit in its present form for an additional period. The Company is in the process of negotiations with the Agency to extend the term of the existing permit for an additional period in order to find a mutually acceptable permanent solution to the sludge disposal.

         HCL currently disposes of its liquid acid effluents in a local river (the "River"). On December 21, 1994, Man, Nature and Law, an Israeli fellowship for the protection of the environment, together with six fishing companies, filed a private criminal complaint in the Magistrate's Court of Haifa against HCL and its directors, alleging violation of specified Israeli environmental laws as a result of HCL's dumping of chemical waste into the River without adequate permits. The evidence hearing began in December, 1995, and will continue in May, 1996. HCL's defense is based on certain defenses granted under the specified environmental laws. In addition, HCL is attempting to obtain temporary permits for its continuing disposal of liquid acid effluents in the River until an agreed-upon permanent solution is formulated between HCL and the Agency for the disposal of the effluents. Furthermore, HCL has applied to the Israeli Attorney General for a suspension of the proceedings in the complaint on the grounds that the authorities have failed in the last several years to respond to HCL's proposed solution (described below) for the disposal of the liquid acid effluents and therefore, under such circumstances, the continuation of the private criminal proceedings against it is inappropriate. The Attorney General has the right under the Israeli law to suspend a private criminal complaint. No assurance can be given that the defense in the complaint and/or the request for suspension or other administrative action taken by HCL will prove successful.

         The alternative solution proposed by HCL was to dispose of the liquid acid waste two and one half kilometers into Haifa Bay utilizing a marine pipeline. This proposal was submitted for approval by the Committee for permits under the Law for the Prevention of Pollution of the Sea From Continental Sources 1988 ("the Committee"). In 1991 the Committee gave HCL permission to proceed with the initial design of the marine pipeline, subject to HCL fulfilling a number of requirements, including studies of the marine environment in the area of the proposed pipeline and of the effect of the acid waste on the surrounding marine environment. The HCL study was completed and submitted to the Committee on January 20, 1995, with the finding that the proposed marine solution contemplated by HCL would have no damaging effect on the marine environment. The Ministry for Environmental Protection (the "Ministry") commissioned a study of its own which was completed in February, 1996 with certain identified contradictory conclusions, which have been responded to and resolved by the Company.

         Nevertheless, the Ministry has recently declared that HCL should pursue a search for a land solution (rather than a marine solution) to be based on pre-treatment of HCL liquid acid effluents. Discussions will be held between HCL and Ministry representatives to determine whether such solution is available and practical and to agree upon the criteria required for its implementation.

         The Company estimated that HCL would have been required to invest approximately $8,000,000 over the next two years if the proposed marine solution was adopted and annual operating costs, after completion of the project, would have been approximately $800,000. The Company is now in the process of studying certain possible land pre-treatment solutions and evaluating the related investment and operating costs required in order to adopt such a solution.

         Appropriate provisions have been made in the consolidated financial statements with respect to the above matters. See Notes A and O of Notes to Consolidated Financial Statements.

ITEM 2.  Properties.

         Reference is made to "Facilities and Suppliers" in Item 1 above, "Business," for information concerning the Company's properties. See also Note D of Notes to Consolidated Financial Statements for additional information.

ITEM 3.  Legal Proceedings.

         1. Beginning in April 1993 a number of class of action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including Eddy and NMPC. The purported class actions were filed on behalf of all direct United States purchasers of potash from any of the named defendants or their respective affiliates, at any time during the period from April 1987 to the present, and allege that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints seek unspecified treble damages, attorneys' fees and injunctive relief against the defendants. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the Federal District Court actions have been consolidated for pretrial purposes in the United States District Court for Minnesota and captioned In Re Potash Antitrust Litigation. Several additional and/or amended complaints were filed in the Minnesota Federal District Courts making substantially the same allegations as the earlier complaints. These complaints have been superseded by or deemed included in the Third Amended and Consolidated Class Action Complaint, to which NMPC and Eddy served and filed answers denying all the material allegations thereof on or about July 22, 1994. On or about January 12, 1995 this Court granted plaintiffs' motion to certify the plaintiff class. On or about December 21, 1995, the defendants filed motions for summary judgement. Oral arguments on the motions are scheduled for April 18, 1996. The trial is now scheduled to commence in August, 1996.

         On or about May 27, 1993 a purported class action captioned Angela Coleman v. New Mexico Potash Corp., et al. was filed against the major Canadian and United States potash producers, including Eddy and NMPC, and unnamed co-conspirators in the Superior Court of the State of California for the County of Los Angeles. The Coleman action was commenced by Angela Coleman on behalf of a class consisting of all California indirect purchasers of potash, and alleges that the defendants conspired to fix, raise, maintain and stabilize the prices of potash indirectly purchased by the members of the class in violation of specified California antitrust and unfair competition statutes. The complaint in Coleman seeks unspecified treble damages, attorneys' fees and injunctive relief against the defendants. In addition, on or about March 29, 1994, a purported class action captioned Neve Bros. et al. v. Potash Corporation of Saskatchewan, et. al., was commenced in the Superior Court of the State of California for the City and County of San Francisco against the major Canadian and United States potash producers and unnamed co-conspirators. Eddy, NMPC, NMPC's parent, Cedar, and Cedar's parent, Nine West Corporation, and the Company are among the named defendants in the Neve action. The Neve action, also brought on behalf of a class of indirect purchasers of potash in California, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief. Nine West Corporation and the Company have been dismissed from the Neve action, in each case for lack of personal jurisdiction. Cedar, Eddy and NMPC have served and filed answers in the Neve action, and Eddy and NMPC have served and filed answers in the Coleman action, in each case denying all material allegations of the respective complaint. The Coleman action has been consolidated with the Neve action in the Superior Court of the State of California for the City and County of San Francisco.

         On or about August 2, 1994, a purported class action on behalf of indirect purchasers of potash outside of California, David B. Gaebler v. New Mexico Potash Corporation, et al., was commenced against the major Canadian and United States potash producers, including Eddy and NMPC, in the Circuit Court of Cook County, Illinois, under the Illinois consumer fraud statute. The Gaebler action makes substantially the same allegations made in the Neve and Coleman actions and seeks unspecified compensatory and punitive damages and an award of attorneys' fees and costs. On or about June 22, 1995, the Court dismissed the Gaebler action and on or about July 14, 1995 the Court denied the Gaebler motion to amend the complaint.

The Gaebler plaintiffs have appealed the dismissal.

         Management has no knowledge of any conspiracy of the type alleged in these complaints.

         On or about November 26, 1993, Eddy and NMPC (and other major United States potash producers) were served with subpoenas issued by the United States District Court for the Northern District of Ohio to produce documents to a grand jury authorized by the U.S. Department of Justice Antitrust Division ("DOJ") to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions described above. Personnel presently or formerly employed by the sales group for Eddy and NMPC have been subpoenaed to testify before the grand jury, some of whom have already testified. Eddy and NMPC are cooperating with DOJ in connection with the subpoenas.

         2. On October 24, 1995, several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an explosion of a tank car at a plant of a customer of Vicksburg located in Bogalusa, Louisiana. The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. More than seventy such suits were subsequently filed. Vicksburg and/or Cedar is named a defendant in over thirty of the suits, together with numerous other defendants. The plaintiffs seek unspecified damages arising out of their alleged exposure to toxic fumes which were released as a result of the explosion. The suits have been tendered to Cedar's liability insurance carriers for defense and indemnification. On March 20, 1996, Cedar commenced an action in the United States District Court for the Eastern District of Louisiana against their principal insurance carriers seeking a declaratory judgement that Cedar and Vicksburg are entitled to defense costs and indemnification with respect to these claims under their insurance policies.

         There are several other legal proceedings pending against the Company and certain of its subsidiaries arising in the ordinary course of its business which management does not consider material.

         Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters described or referred to above should not have a material adverse effect on the financial position, future operations or liquidity of the Company. However, management of the Company cannot predict with certainty the outcome of the potash and Louisiana matters described above.

         For information relating to certain environmental proceedings affecting the Company, see "Environmental Matters" in Item 1 above, "Business."

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

         All of the Company's equity securities are owned by TPR Investment Associates, Inc. ("TPR"). See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." In addition, see Note G of Notes to Consolidated Financial Statements for information regarding certain restrictions on the Company's payment of dividends. During 1993, 1994 and 1995 the Company paid or declared dividends on its Common Stock in the amounts of $7,508,000, $4,466,000 and $856,000, respectively.

ITEM 6.  Selected Financial Data.

         The following table presents selected consolidated financial data of the Company for the five year period ended December 31, 1995. This data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the notes thereto.

                                                                        Year Ended December 31,
                                                      1991          1992         1993         1994         1995
                                                     ------        ------       ------       ------       -----
                                                                            (in thousands)
Results of Operations:
  Revenues.......................................    $309,068      $345,356     $326,315      $334,107     $385,564
  Operating costs and expenses:
      Cost of goods sold.........................     238,489       266,770      255,563       265,795      323,126
      General and administrative.................      33,262        36,270       38,375        37,780       43,193
                                                    ---------     ---------    ---------      --------     --------
  Operating income...............................      37,317        42,316       32,377        30,532       19,245
  Interest expense...............................     (31,210)      (27,542)     (27,405)      (28,369)     (34,498)
  Interest and other income - net (1)............      14,159         8,476        6,014        15,056        9,128
                                                    ---------     ---------    ---------      --------     --------
  Income (loss) before income taxes,
    extraordinary item and change
    in accounting principle......................      20,266        23,250       10,986        17,219       (6,125)
  Income tax provision...........................       2,582        11,231        7,920        14,669          733
                                                     --------      --------     --------      --------     --------
  Income (loss) before extraordinary item
    and change in accounting principle...........      17,684        12,019        3,066         2,550       (6,858)
  Extraordinary item - net.......................       1,186          -          (8,830)         -            (103)
  Cumulative effect on prior years of
    change in accounting for income taxes........        -            1,130         -             -            -
                                                  -----------      --------    ---------   -----------  --------
  Net income (loss)..............................   $  18,870     $  13,149    $  (5,764)    $   2,550    $  (6,961)
                                                    =========     =========    =========     =========    =========

Dividends:
  Preferred stock................................      $  214     $    -        $   -        $    -       $     851
  Common stock...................................       2,850        13,136        7,508         4,466          856

------------------

(1)   Includes (a) gains of $10,000,000, $18,100,000 and $1,700,000 in the years ended December 31, 1991, 1994 and 1995, respectively, representing the excess of insurance proceeds over the carrying value of certain HCL property destroyed in a fire, (b) security gains (losses) of $2,865,000, $2,261,000, ($1,178,000) and ($413,000) in the years ended December 31,
      1992, 1993, 1994 and 1995, respectively, and (c) foreign currency gains (losses) of $4,000,000, $850,000, ($3,800,000) and $5,400,000 in the years ended December 31, 1992, 1993, 1994 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note K of Notes to Consolidated Financial Statements.

                                                                              December 31,
                                                       1991          1992         1993         1994         1995
                                                     --------      --------     --------     --------     ------
                                                                             (in thousands)
Financial Position:
  Cash and cash equivalents......................    $ 39,276      $ 54,745     $ 25,742    $ 15,571       $ 32,872
  Working capital................................     130,072       107,850      103,776      66,294         82,011
  Total assets...................................     381,841       341,055      365,865     550,954        467,102
  Short-term debt, including current
    maturities of long-term debt.................      50,105        42,666       47,282     157,986(a)      46,848
  Long-term debt, excluding current
    maturities and subordinated debt.............      84,132        71,318       61,328     102,059        174,506
  Senior subordinated debt - net ................     110,716       103,689      140,133     140,385        114,074
  Junior subordinated debt - net.................      14,735        15,089       15,495       7,981           -
  Stockholder's equity ..........................      28,772        28,882       15,794      20,550         20,675

  (a) Was collateralized, in part, by $100,000,000 of certificates of deposit, which were included in "other current assets" in the accompanying December 31, 1994 Consolidated Balance Sheet. See Note G of Notes to Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth as a percentage of revenues and the percentage change of those items as compared to the prior period, certain items appearing in the Consolidated Financial Statements.

                                                             PERCENTAGE OF REVENUES           YEAR-TO-YEAR CHANGES
                                                                                               1994         1995
                                                           YEAR ENDED DECEMBER 31,              VS.          VS.
                                                             1993     1994     1995            1993         1994

Revenues...............................................      100.0%  100.0%   100.0%            2.4%         15.4%
                                                             -----   -----    -----
Cost and expenses:
     Cost of goods sold................................       78.3    79.5     83.8             4.0          21.6
     General and administrative........................       11.8    11.3     11.2            (1.6)         14.3
                                                             -----   -----    -----
Operating income.......................................        9.9     9.2      5.0            (5.7)        (37.0)
     Interest expense..................................       (8.4)   (8.5)    (8.9)            3.5          21.6
     Interest and other income - net ..................        1.9     4.5      2.3           150.4         (39.4)
                                                             -----   -----    -----
Income (loss) before income taxes and
     extraordinary item ...............................        3.4     5.2     (1.6)           56.7        (135.6)
Income tax provision...................................        2.5     4.4       .2            85.2         (95.0)
                                                             -----   -----    -----
Income (loss) before extraordinary item ...............         .9      .8     (1.8)          (16.8)       (368.9)
Extraordinary item - net...............................       (2.7)      -       -            100.0           -
                                                             -----     -----  -----
Net income (loss)......................................       (1.8)%      .8%  (1.8)%         144.2%       (373.0)%
                                                             =====     =====  =====

1995 Compared with 1994

     Revenues increased by 15.4% to $385,564,000 in 1995 from $334,107,000 in
1994, an increase of $51,457,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($49,300,000) (including $12,900,000 relating to the acquisition of Na-Churs) and organic chemicals ($5,900,000), which were partially offset by lower potash sales ($3,700,000).

     Cost of goods sold as a percentage of revenues increased during the period (83.8% in 1995 compared with 79.5% in 1994), primarily due to (i) certain raw material and utility cost increases, which were partially offset by increases in the selling prices of the Company's products, and, to a lesser extent, (ii) the customary costs associated with the initial run-in periods of the Company's newly-constructed manufacturing facilities and (iii) a 1994 refund of $1,800,000 received from a utility supplier related to prior years. In addition, effective July 1, 1994 and January 1, 1995, the Company revised the estimate of depreciable lives of its property, plant and equipment at HCL and Eddy, respectively, to more closely approximate the economic lives of those assets. The effect of these changes in estimate was to decrease depreciation expense (and cost of sales) in 1994 and 1995 by approximately $1,800,000 and $2,800,000, respectively. As a result of the foregoing, gross profit was $62,438,000 in 1995 compared with $68,312,000 in 1994 (16.2% of revenues in 1995 compared with 20.5% of revenues in 1994), a decrease of $5,874,000. General and administrative expense increased to $43,193,000 in 1995 (including approximately $2,800,000 relating to Na-Churs) from $37,780,000 in 1994, but declined slightly as a percentage of revenues (11.2% of revenues in 1995 compared with 11.3% of revenues in 1994). Pursuant to an agreement during 1995, the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment, which is accounted for by the equity method.

     As a result of the matters described above, the Company's operating income decreased by $11,287,000 to $19,245,000 in 1995 as compared with $30,532,000 in
1994.

     Interest expense increased by $6,129,000 ($34,498,000 in 1995 compared with $28,369,000 in 1994) primarily as a result of interest on the long-term debt that financed the construction of the K3 Plant. Interest and other income - net decreased in 1995 by $5,928,000, principally as the result of the 1994 period including a gain of approximately $18,100,000 relating to the February 1994 fire at HCL as compared to a $1,700,000 gain in the 1995 period relating to such fire, with the remainder of the decrease in the 1995 period being partially offset primarily by (i) the net adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges and (ii) interest income related to a prior year's tax refund.

     As a result of the above factors, income before income taxes and extraordinary item decreased by $23,344,000 in 1995. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. In addition, during the 1995 period HCL recorded a tax benefit for a $1,100,000 tax refund related to prior years. See Note J of Notes to Consolidated Financial Statements for information regarding effective tax rates.

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

CAPITAL RESOURCES AND LIQUIDITY

          The Company's consolidated working capital at December 31, 1995 and 1994 was $82,011,000 and $66,294,000, respectively.

          Operations for the years ended December 31, 1995 and 1994, after adding back non-cash items, provided cash of approximately $16,100,000 and $26,900,000, respectively. During such periods other changes in working capital provided (used) cash of approximately ($14,300,000) and $13,000,000, respectively, resulting in net cash being provided from operating activities and working capital management of approximately $1,800,000 and $39,900,000, respectively.

          Investment activities during the years ended December 31, 1995 and 1994 provided (used) cash of approximately $84,800,000 and ($201,000,000), respectively, including additions to property in 1995 and 1994 of approximately $35,700,000 and $93,300,000, respectively, net purchases of marketable securities and short-term investments of approximately $4,400,000 and $134,800,000, respectively, and sales of marketable securities and other short-term investments of approximately $132,300,000 and $33,500,000, respectively. The 1994 property additions principally relate to (i) the construction of the K3 Plant, (ii) the replacement of the HCL production unit damaged in the fire in February, 1994 and (iii) the construction of a new potassium carbonate manufacturing facility (see "Capital Expenditures" below). The 1994 purchases and the 1995 sales of marketable securities and short-term investments relate principally to the purchase in 1994, and the liquidation in 1995, of the pledged certificates of deposit ("CD's") relating to the Loan Agreement described below.

          Financing activities during the years ended December 31, 1995 and 1994 provided (used) cash of approximately ($69,300,000) and $150,900,000, respectively (principally relating to the increase of certain long-term debt in 1994 and the prepayment of such debt in 1995, which is described below). During 1994 the Company entered into the Loan Agreement which resulted in new bank loans aggregating $140,000,000 and the repayment of bank loans of approximately $19,000,000; during 1995 a significant portion of such debt was prepaid. During 1994, the Company dividended certain short-term investments to its parent. The carrying value of these investments on the dividend date ($4,241,000) approximated market value.

          On June 30, 1994, the Company entered into the Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. The Company pledged CD's with a principal amount of $100,000,000 as collateral for such loan (such CD's were included in "other current assets" in the accompanying December 31, 1994 Consolidated Balance Sheet). In addition, the Company pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement. On January 5, 1995, the Company liquidated the pledged CD's and prepaid the $100,000,000 loan. See Notes B, E and G of Notes to Consolidated Financial Statements.

          As of December 31, 1995, the Company had outstanding long-term debt (excluding current maturities) of $288,580,000. The Company's primary source of liquidity is cash flow generated from operations and the unused credit lines described in Note E of Notes to Consolidated Financial Statements.

          During 1995, TPR assumed the Company's obligation for the remaining outstanding 9.5% junior subordinated debentures and the Company's liability thereon was extinguished. The Company recorded such assumed obligation as an $8,177,000 capital contribution by TPR, the amount equivalent to the then net carrying value of the 9.5% debentures. See Note G of Notes to Consolidated Financial Statements.

          Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 38% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the years ended December 31, 1995 and 1994 would have increased by approximately $11,200,000 in each year.

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

CAPITAL EXPENDITURES

     During 1995 (excluding the K3 Plant described below and the reconstruction of the production unit damaged by fire in February 1994) the Company invested approximately $19,900,000 in capital expenditures. During 1993 the Company commenced construction of the K3 Plant. The Company has completed the construction of the K3 Plant and the reconstruction of the damaged HCL production unit. See Note D of Notes to Consolidated Financial Statements.

     The Company currently anticipates that capital expenditures for the year ending December 31, 1996 will aggregate approximately $20,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters. The Company expects to be able to finance its capital expenditures from internally generated funds, borrowings from traditional lending sources and, where applicable, Israeli Government grants and entitlements.

INFLATION

     Inasmuch as only approximately $45,000,000 of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1995 and 1994, the inflation rate of the NIS as compared to the U.S. Dollar exceeded the devaluation rate in Israel by 4.2% and 13.4%, respectively.

ENVIRONMENTAL MATTERS

     See Item 1 - "Business - Environmental Matters" above and Note O of Notes to Consolidated Financial Statements for information regarding environmental matters relating to the Company's various facilities.

ITEM 8. Financial Statements and Supplementary Data.

     See Index to Consolidated Financial Statements and Schedules on page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are as follows:

NAME                                AGE         POSITION

Arie Genger...................      50          Chairman of the Board and Chief Executive Officer

Thomas G. Hardy...............      50          President and Chief Operating Officer; Director

Martin A. Coleman.............      65          Director

Sash A. Spencer...............      64          Director

Lester W. Youner..............      50          Vice President, Treasurer and Chief Financial Officer


FINANCIAL ADVISORY COMMITTEE

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

         Sash A. Spencer has been a director since October 1992 and a member of the Financial Advisory Committee since March 1993. He has been a private investor and Chairman of Holding Capital Management Corp., a private investment firm, for more than five years. He has been a director of Empire Energy Corp., a corporation engaged in the propane gas business, since 1983.

         Lester W. Youner has been Vice President, Treasurer and Chief Financial Officer of the Company since October 1987. From June 1979 until October 1987 he was a Partner of Deloitte & Touche, a public accounting firm.

         Lawrence M. Small, 54, has been Chairman of the Financial Advisory Committee of the Board of Directors since October 1992. Mr. Small is President and Chief Operating Officer of Fannie Mae (Federal National Mortgage Association
- the country's largest investor in home mortgages and issuer of mortgage-backed securities) headquartered in Washington, DC, which he joined in September 1991. Prior to that, he was Vice Chairman and Chairman of the Executive Committee of the Boards of Directors of Citicorp and Citibank, N.A., where he was employed for 27 years. He serves as a director of Fannie Mae, The Chubb Corporation (an insurance company) and Marriott International, Inc. (a lodging and food service management company).

ITEM 11.  Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and to other executive officers whose annual compensation exceeded $100,000 for the year ended December 31, 1995:

SUMMARY COMPENSATION TABLE

                                                          Annual Compensation (1)            Compen-
Name and Principal Position                             Year      Salary (2)      Bonus      sation (3)
---------------------------                          ----------   ----------    ---------    ----------
Arie Genger......................................       1995       $675,000    $    -         $  510,000
  Chairman of the Board                                 1994        750,000         -            509,000
  and Chief Executive Officer                           1993        750,000       92,000         519,000

Thomas G. Hardy..................................       1995        360,000      130,000           5,000
  President and Chief Operating Officer                 1994        400,000         -          1,406,000
  and Director                                          1993        350,000       50,000           8,000

Lester W. Youner.................................       1995        241,000       65,000           5,000
  Vice President, Treasurer and                         1994        241,000       55,000           6,000
  Chief Financial Officer                               1993        226,000       70,000           8,000



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

(3) For 1995, consists of: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $6,000 for the premium on term life insurance;
      (ii) in the case of Messrs. Hardy and Youner, $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $1,000 each for Messrs. Hardy and Youner for the premium on term life insurance.

      For 1994, consists of: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $5,000 for the premium on term life insurance;
      (ii) in the case of Messrs. Hardy and Youner, $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $2,000 each for Messrs. Hardy and Youner for the premium on term life insurance. In the case of Mr. Hardy, also includes $1,400,000 deposited in trust for Mr. Hardy. See "Compensation Agreements".

      For 1993, consists of: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $258,000 for related income tax gross-up, $6,000 for the Company's matching contribution to a profit sharing thrift plan, and $5,000 for the premium on term life insurance;
      (ii) in the case of Messrs. Hardy and Youner, $6,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $2,000 each for Messrs. Hardy and Youner for the premium on term life insurance.

COMPENSATION AGREEMENTS

   Pursuant to an Agreement entered into in March 1994 (the "New Agreement"), which modified and superseded a 1988 bonus arrangement under which no payments had been made, the Company is required to irrevocably deposit in trust for the benefit of Mr. Hardy an aggregate of $2,800,000, of which $1,400,000 was deposited upon execution of the New Agreement, and the remaining $1,400,000 was deposited in March, 1996. The deposited funds are held under a Trust Agreement (the "Trust Agreement"), which provides that the assets held thereunder are subject to the claims of the Company's general creditors in the event of insolvency of the Company. The Trust Agreement provides that the assets are payable in a lump sum to Mr. Hardy or his beneficiaries upon the earlier of December 1, 2001 or the termination of his employment with the Company.

   An employment agreement between the Company and Mr. Hardy, effective as of June 1, 1993, having a primary term of seven years, renewable for 10 additional years unless either party gives at least 12 months' prior written notice of termination, provides for an annual salary of $400,000, subject to negotiated annual increases commencing in the year 2000. With certain restrictions, Mr. Hardy will be entitled to receive a bonus (the "Bonus") based on a percentage of the fair market value (the "Value") of the Company's equity at December 31st of the year Mr. Hardy's employment terminates, he turns 65 or certain acceleration events, including a change of control of the Company, occur. If the Company and Mr. Hardy cannot agree on the Value, each may propose an amount. If only one makes a proposal, that would constitute the Value. If each makes a proposal, an investment banker would choose between them. The Bonus, generally payable in installments, would be equal to the excess over $2,800,000 (the aggregate amount Mr. Hardy is to receive under the New Agreement) of specified percentages of different ranges of Value. Mr. Hardy is not entitled to the Bonus if he voluntarily terminates his employment during the primary term (other than by death or disability) or if Mr. Hardy's employment is terminated for cause (as defined).

    Pursuant to a salary continuation agreement between the Company and Lester
W. Youner, the Company is obligated to pay Mr. Youner a retirement allowance ("Allowance") of $100,000 per year for life commencing at age 65. In the event of Mr. Youner's death after the commencement of the payment of the Allowance, Mr. Youner's designated beneficiary is to receive the Allowance until 10 annual payments shall have been made to Mr. Youner and his beneficiary. Mr. Youner will be 25% vested in the Allowance on December 31, 1996 and shall continue to vest at the rate of 5% per year thereafter provided that he remains in the employ of the Company. Notwithstanding the foregoing, the Allowance will become 100% vested on the earlier of Mr. Youner's 65th birthday or the occurrence of an acceleration event, including a change of control of the Company. Mr. Youner forfeits the Allowance if his employment is terminated for cause (as defined) or, if within two years after the voluntary termination of his employment, Mr. Youner engages directly or indirectly in any activity competitive with the Company or any of its subsidiaries. The agreement further provides that in the event of Mr. Youner's death prior to his 65th birthday while in the active employ of the Company, his designated beneficiary is to receive an annual death benefit of $100,000 for 10 years. Mr. Youner's death benefit is currently 50% vested and will become 100% vested on the earlier of December 31, 1996 or the occurrence of an acceleration event.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Board of Directors does not have a Compensation Committee. Executive officer compensation matters were determined by the Board of Directors, whose four members currently include Mr. Genger, Chairman of the Board and Chief Executive Officer of the Company, and Mr. Hardy, President and Chief Operating Officer of the Company. No director has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

COMPENSATION OF DIRECTORS

   Officers of the Company who serve as directors do not receive any compensation for serving as directors. Martin A. Coleman and Sash A. Spencer each receive $15,000 annually for serving as directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information as of March 25, 1996, as to the beneficial ownership of the Common Stock of the Company, which is the only outstanding class of voting security of the Company:

                                                                    SHARES                PERCENT
                                                                 BENEFICIALLY               OF
         NAME AND ADDRESS                                            OWNED                 CLASS
         Common Stock, $.01 par value (1):
                  TPR (2)
                  9 West 57th Street
                  New York, NY 10019..........................       3,000                  100%
         All executive officers and directors as a group
                  (five persons)(2)...........................       3,000                  100%

---------------------

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

         See Notes G and L of Notes to Consolidated Financial Statements for a description of a 1994 transaction pursuant to which TPR acquired the Company's $9,000,000, 9 1/2% junior subordinated debentures due 2005 (the "9.5% Debentures") and became the obligor on an outstanding 8 3/4%, $4,000,000 note due 2005 payable to the Company. Upon TPR's acquisition of the 9.5% Debentures, TPR exchanged the 9.5% Debentures for a new preferred stock of the Company described in said Note L. In addition, as described in Note G, during 1995 TPR assumed the Company's obligation for $9,000,000 principal amount of outstanding 9.5% Debentures due in 1998 and Company's liability thereon was extinguished.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (1)-(2) See Index to Consolidated Financial Statements and Schedules on Page F-1.

               (3) See Index to Exhibits on Page E-1.

         (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

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

Dated: March 25, 1996

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


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


     LESTER W. YOUNER
     Vice President, Treasurer and Chief Financial Officer



                                         By Lester W. Youner

                                              Lester W. Youner
                                         For Himself and As Attorney-In-Fact



Directors:


     Arie Genger                         Dated:  March 25, 1996
     Thomas G. Hardy
     Martin A. Coleman
     Sash A. Spencer

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

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS                                                                Page
     Independent Auditors' Report...............................................     F-2
     Report of Independent Accountants..........................................     F-3
     Consolidated Balance Sheets, December 31, 1994 and 1995....................     F-4
     Consolidated Statements of Operations,
         for the Years Ended December 31, 1993, 1994 and 1995...................     F-5
     Consolidated Statements of Stockholder's Equity,
         for the Years Ended December 31, 1993, 1994 and 1995...................     F-6
     Consolidated Statements of Cash Flows,
         for the Years Ended December 31, 1993, 1994 and 1995...................     F-7
     Notes to Consolidated Financial Statements.................................     F-8

SCHEDULE

     Schedule I - Condensed Financial Information of Registrant,
         for the Years Ended December 31, 1993, 1994 and 1995...................     S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Trans-Resources, Inc. New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedule of TransResources, Inc. (a wholly-owned subsidiary of TPR Investment Associates, Inc.) and Subsidiaries listed in the foregoing Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Cedar Chemical Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 26 percent and 21 percent of consolidated total assets as of December 31, 1995 and 1994, respectively, and total revenues constituting 34 percent, 38 percent and 35 percent of consolidated total revenues for the years ended December 31, 1995, 1994 and 1993, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cedar Chemical Corporation, is based solely on the report of such other auditors.

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

In our opinion, based upon our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Resources, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

New York, N.Y.
March 19, 1996

Report of Independent Accountants

To the Board of Directors and Shareholder of Cedar Chemical Corporation:

In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Cedar Chemical Corporation (a wholly-owned subsidiary of Trans-Resources, Inc.) and its subsidiaries ("Cedar") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Cedar's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Memphis, Tennessee
February 9, 1996

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                                   1994         1995
                                                                                   ----         ----
                                                                                   (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............................................   $  15,571    $  32,872
     Accounts receivable ....................................................      66,106       75,630
     Inventories ............................................................      51,313       66,474
     Other current assets ...................................................     168,200       19,364
     Prepaid expenses .......................................................      18,852       19,316
                                                                                ---------    ---------
         Total Current Assets ...............................................     320,042      213,656

PROPERTY, PLANT AND EQUIPMENT - net .........................................     202,085      220,191

OTHER ASSETS ................................................................      28,827       33,255
                                                                                ---------    ---------

              Total .........................................................   $ 550,954    $ 467,102
                                                                                =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt ...................................   $ 124,465    $  40,703
     Short-term debt ........................................................      33,521        6,145
     Accounts payable .......................................................      57,077       51,383
     Accrued expenses and other current liabilities .........................      38,685       33,414
                                                                                ---------    ---------
         Total Current Liabilities ..........................................     253,748      131,645
                                                                                ---------    ---------

LONG-TERM DEBT - net:
     Senior indebtedness, notes payable and other obligations ...............     102,059      174,506
     Senior subordinated debt - net .........................................     140,385      114,074
     Junior subordinated debt - net .........................................       7,981         --
                                                                                ---------    ---------
         Long-Term Debt - net ...............................................     250,425      288,580
                                                                                ---------    ---------

OTHER LIABILITIES ...........................................................      26,231       26,202
                                                                                ---------    ---------

STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding .................................       7,960        7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding .............................................        --           --
     Additional paid-in capital .............................................         505        8,682
     Retained earnings ......................................................      13,432        4,764
     Cumulative translation adjustment ......................................        (360)        (594
     Unrealized losses on marketable securities .............................        (987)        (137
                                                                                ---------    ---------
         Total Stockholder's Equity .........................................      20,550       20,675
                                                                                ---------    ---------

              Total .........................................................   $ 550,954    $ 467,102
                                                                                =========    =========

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1993, 1994 and 1995

                                            1993          1994         1995
                                                    (IN THOUSANDS)
REVENUES ..............................   $ 326,315    $ 334,107    $ 385,564

OPERATING COSTS AND EXPENSES:
    Cost of goods sold ................     255,563      265,795      323,126
    General and administrative ........      38,375       37,780       43,193
                                          ---------    ---------    ---------

OPERATING INCOME ......................      32,377       30,532       19,245
    Interest expense ..................     (27,405)     (28,369)     (34,498)
    Interest and other income - net ...       6,014       15,056        9,128
                                          ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM ................      10,986       17,219       (6,125)

INCOME TAX PROVISION ..................       7,920       14,669          733
                                          ---------    ---------    ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       3,066        2,550       (6,858)

EXTRAORDINARY ITEM - Loss on repurchase
of debt (no income tax benefit) .......      (8,830)        --           (103)
                                          ---------    ---------    ---------

NET INCOME (LOSS) .....................   $  (5,764)   $   2,550    $  (6,961)
                                          =========    =========    =========

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

              For the Years Ended December 31, 1993, 1994 and 1995

                                                                  ADDITIONAL           CUMULATIVE   UNREALIZED
                                             PREFERRED  COMMON     PAID-IN    RETAINED TRANSLATION (LOSSES) ON
                                              STOCK      STOCK     CAPITAL    EARNINGS ADJUSTMENT   SECURITIES   TOTAL
                                                                         (IN THOUSANDS)
BALANCE, JANUARY 1, 1993 .................   $  --      $  --      $   500    $ 28,620    $(238)       $--       $28,882
    Net loss .............................                                      (5,764)                           (5,764)
    Dividends - common stock .............                                      (7,508)                           (7,508)
    Net change during year ...............                                                  184                      184
                                             -------    -------    -------    --------    -----        ----      -------
BALANCE, DECEMBER 31, 1993 ...............      --         --          500      15,348      (54)        --        15,794
    Net income ...........................                                       2,550                             2,550
    Dividends - common stock, including
        non-cash dividend of $4,241,000 ..                                      (4,466)                           (4,466)
    Issuance of preferred stock upon
        conversion of 9 1/2% junior
        subordinated debentures ..........     7,960                                                               7,960
    Net change during year ...............                               5                 (306)       (987)      (1,288)
                                             -------    -------    -------    --------    -----        ----      -------
BALANCE, DECEMBER 31, 1994 ...............     7,960       --          505      13,432     (360)       (987)      20,550
    Net loss .............................                                      (6,961)                           (6,961)
    Dividends:
        Common stock .....................                                        (856)                             (856)
        Preferred stock ..................                                        (851)                             (851)
    Capital contribution by parent company
        upon assumption of 9 1/2% junior
        subordinated debentures ..........                           8,177                                         8,177
    Net change during year ...............                                                 (234)        850          616
                                             -------    -------    -------    --------    -----        ----      -------
BALANCE, DECEMBER 31, 1995 ...............   $ 7,960    $  --      $ 8,682    $  4,764    $(594)      $(137)    $ 20,675
                                             =======    =======    =======    ========    =====        ====      =======

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1993, 1994 and 1995



                                                               1993          1994         1995
                                                               ----          ----         ----
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES AND WORKING CAPITAL
     MANAGEMENT:
     Operations:
         Net income (loss) ..............................   $  (5,764)   $   2,550    $  (6,961)
         Items not requiring cash:
              Depreciation and amortization .............      24,490       20,859       22,409
              Increase (decrease) in other liabilities ..         725          509          (37)
              Deferred taxes and other - net ............      (2,494)       2,986          688
                                                            ---------    ---------    ---------
                  Total .................................      16,957       26,904       16,099
     Working capital management:
         Accounts receivable and other current assets ...      (9,222)     (26,105)      15,585
         Inventories ....................................      (9,872)       9,616      (11,274)
         Prepaid expenses ...............................      (2,187)      (1,367)        (443)
         Accounts payable ...............................       9,842       22,153       (7,753)
         Accrued expenses and other current liabilities .       1,323        8,658      (10,381)
                                                            ---------    ---------    ---------
         Cash provided by operations and
              working capital management ................       6,841       39,859        1,833
                                                            ---------    ---------    ---------
INVESTMENT ACTIVITIES:
     Additions to property, plant and equipment .........     (29,056)     (93,314)     (35,661)
     Sales of marketable securities and short-term
         investments, including in 1995 liquidation
         of CD's securing a bank loan (see Note G) ......      15,825       33,543      132,260
     Purchases of marketable securities and short-
         term investments, including in 1994 purchase
         of CD's securing a bank loan (see Note G) ......     (34,118)    (134,790)      (4,371)
     Other - net ........................................      (6,087)      (6,403)      (7,441)
                                                            ---------    ---------    ---------
         Cash provided by (used in) investment activities     (53,436)    (200,964)      84,787
                                                            ---------    ---------    ---------

FINANCING ACTIVITIES:
     Increase in long-term debt .........................     124,660      183,330      101,616
     Repurchases, payments and current maturities of
         long-term debt .................................    (109,286)     (43,211)    (141,452)
     Increase (decrease) in short-term debt .............       9,726       11,040      (27,776)
     Dividends to stockholders ..........................      (7,508)        (225)      (1,707)
                                                            ---------    ---------    ---------
         Cash provided by (used in) financing activities       17,592      150,934      (69,319)
                                                            ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ...................................     (29,003)     (10,171)      17,301

CASH AND CASH EQUIVALENTS:
     Beginning of year ..................................      54,745       25,742       15,571
                                                            ---------    ---------    ---------
     End of year ........................................   $  25,742    $  15,571    $  32,872
                                                            =========    =========    =========

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements of Trans-Resources, Inc. ("TRI" or the "Company"), include the Company and its subsidiaries, after elimination of intercompany accounts and transactions. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries - New Mexico Potash Corporation ("NMPC") and Vicksburg Chemical Company ("Vicksburg"); Eddy Potash, Inc. ("Eddy"); Na-Churs Plant Food Company ("Na-Churs"); and Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCS"). The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc. ("TPR").

         Effective March 31, 1995 the Company acquired the assets of Na-Churs, a company headquartered in Ohio and engaged in the specialty plant nutrient business. The acquisition was accounted for as a purchase. Such acquisition did not have a significant effect on the Company's results of operations.

         Substantially all of the companies' revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a multinational manufacturer of specialty plant nutrients, organic chemicals, industrial chemicals and potash and distributes its products internationally.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

         Operating Data

         The Company's revenues by region for the years ended December 31, 1993, 1994 and 1995 are set forth below:

                                                1993          1994          1995
                                                ----          ----          ----
                                                         (IN MILLIONS)
Western Hemisphere:
    United States ....................          $121          $122          $136
    Other ............................            30            23            22
Europe ...............................           119           117           146
Asia and Australia ...................            30            41            40
Israel ...............................            17            18            21
Africa and other .....................             9            13            21
                                                ----          ----          ----
    Total ............................          $326          $334          $386
                                                ====          ====          ====

         As of December 31, 1994 and 1995, the Company's assets were located in the United States (44% and 40%, respectively) and abroad (principally Israel) (56% and 60%, respectively). The Company has no single customer accounting for more than 10% of its revenues.

         HCL leases land and buildings from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, principally in 20 years. HCL also has a contract with ORL for steam and processed water which expires on June 30, 1997 and a lease from ORL of a pipeline which transports ammonia from the port in Haifa to HCL's plant. HCS leases its land from the Israeli government under a 49 year lease which commenced in 1994.

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. Potash is purchased solely from Dead Sea Works, Ltd. ("DSW") in accordance with a supply contract expiring December 31, 1999. Phosphate rock is purchased solely from Rotem Deshanim ("Rotem") pursuant to a supply agreement expiring on June 30, 1996. DSW and Rotem are companies that are majority-owned by the Israeli Government and are the sole suppliers in Israel of potash and phosphate rock, respectively. While management believes its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources would have an adverse effect on the Company.

         Contracts and Revenue Recognition

         Under the terms of a long-term contract with the U.S. Government for the manufacture of an industrial chemical, revenues are recognized ratably for the duration of the contract and billings are rendered as product is shipped. Current deferred revenue of $2,541,000 at December 31, 1994 represents billings in excess of revenues recognized under the contract. Such amount is classified within "accrued expenses and other current liabilities" in the accompanying Consolidated Balance Sheet.

         Functional Currency and Transaction Gains and Losses

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 38% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. At December 31, 1994 and 1995, there were outstanding contracts to purchase $117 million and $148 million, respectively, in various European currencies, principally Deutsche Marks and Japanese Yen. In addition, at December 31, 1995 there were outstanding contracts to purchase 95 million Deutsche Marks, and to sell a corresponding amount of Italian Lira and Spanish Pesetas. Gains (losses) of approximately ($2,300,000) and $900,000 were deferred at December 31, 1994 and 1995, respectively, for forward exchange contracts which qualify as hedges.

         If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's operating income for the years ended December 31, 1993, 1994 and 1995 would have increased (decreased) by ($5,250,000), $7,400,000 and $16,600,000, respectively, and income before taxes would have increased (decreased) by approximately ($6,100,000), $11,200,000, and $11,200,000, respectively.

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

         Exchange Rate Insurance

         In 1981, HCL joined a program of exchange rate insurance of the Israeli Government designed to protect participating Israeli exporters from losses resulting from the widening of the gap between the inflation rate in Israel and the rate of devaluation of the New Israeli Shekel against a weighted basket of currencies of Israel's major trading partners. The net benefits received by HCL for the year ended December 31, 1993 were $1,616,000, which benefits have been included in revenues. As part of various economic measures adopted in Israel subsequent to December 31, 1988, the Israeli Government gradually reduced the insurance proceeds granted under its program of exchange rate insurance, with the program having been fully eliminated on August 31, 1993.

         Inventories

         Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out method.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost. Depreciation is recorded under the straight-line method at generally the following annual rates:

                  Buildings...................................               5-8%
                  Machinery, plant and equipment..............              7-25%
                  Office furniture and equipment..............              6-20%

         Expenditures for maintenance and repairs are charged to expense as incurred. Investment grants from the Israeli Government are initially recorded as a reduction of the capitalized asset and are recognized in income over the estimated useful life of the respective asset. HCL recorded investment grants for the years ended December 31, 1993, 1994 and 1995 amounting to $10,952,000, $22,708,000 and $995,000, respectively.

         Effective July 1, 1994 and January 1, 1995, the Company revised the estimate of depreciable lives of its property, plant and equipment at HCL and Eddy, respectively, to more closely approximate the economic lives of those assets. The effect of these changes in estimate was to decrease depreciation expense in 1994 and 1995 by approximately $1,800,000 and $2,800,000, respectively.

         Investments In Marketable Securities and Other Short-Term Investments

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

         For purposes of the consolidated financial statements, taxes on income have been computed as if the Company and its domestic subsidiaries filed its own consolidated Federal income tax return without regard to the tax allocation agreement. Payments to TPR, if any, representing the excess of amounts determined under the tax allocation agreement over amounts determined for the purposes of consolidated financial statements are charged to retained earnings. During the three years in the period ended December 31, 1995, TPR did not require payment of amounts different from that which was computed as if the Company and its consolidated subsidiaries filed its own consolidated income tax returns.

         The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         During 1993, 1994 and 1995 the Company incurred environmental clean-up costs of approximately $900,000, $600,000 and $300,000, respectively. In addition, at both December 31, 1994 and 1995, the Company has accrued approximately $1,600,000 related to the estimated costs to be incurred for various environmental liabilities.

         Research and Development Costs

         Research and development costs are charged to expense as incurred and amounted to $3,206,000, $3,978,000 and $3,158,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

         Risk Management Derivatives

         Amounts receivable or payable under interest rate swap agreements are recognized as interest expense.

         Statements of Cash Flows

         Investments with original maturities of three months or less are classified as cash equivalents by the Company.

         Concentration of Credit Risk

         The Company believes no significant concentration of credit risk exists with respect to investments and accounts receivable.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

B.       OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31, 1994 and 1995:

                                                                               1994              1995
                                                                               ----              ----
                                                                                (IN THOUSANDS)
         Marketable securities (carried at market)......................    $ 22,923          $  2,393
         Miscellaneous receivables, other securities,
              deferred income taxes, etc................................      45,237            16,971
         Certificates of deposit pledged as collateral (see Note G).....     100,040              -
                                                                            --------           ------
              Total   ..................................................    $168,200           $19,364
                                                                            ========           =======


         The Company classifies all of its marketable securities (including U.S. Government obligations) as available-for-sale securities. The following is a summary of available-for-sale securities as of December 31, 1994 and 1995:

                                                                        Gross           Gross             Estimated
                                                                     Unrealized        Unrealized           Fair
                                                          Cost          Gains            Losses             Value
                                                                             (IN THOUSANDS)
         December 31, 1994:
         U.S. Government obligations.................  $ 1,989         $      2         $    -              $ 1,991
         Foreign Government obligations..............      989               34              -                1,023
                                                       -------         --------         ---------           -------
              Total debt securities..................    2,978               36              -                3,014
                                                       -------         --------         ---------           -------

         Common stocks and mutual funds
           investing primarily therein...............   10,418               31               637             9,812
         Mutual funds investing in U.S.
           government bonds and investment
           grade corporate bonds ....................    9,970             -                  318             9,652
         Preferred stocks............................      544             -                   99               445
                                                      --------        ---------          --------          --------
              Total equity securities................   20,932               31             1,054            19,909
                                                       -------         --------           -------           -------

              Total   ...............................  $23,910         $     67           $ 1,054           $22,923
                                                       =======         ========           =======           =======

                                           Gross      Gross   Estimated
                                        Unrealized Unrealized   Fair
                                  Cost     Gains     Losses     Value
                                         (IN THOUSANDS)
December 31, 1995:
Foreign Government obligations   $  877   $   21        $--    $  898
Other debt securities ........      393        9         --       402
     Total debt securities ...    1,270       30         --     1,300
                                 ------     ----       ------   ------
Common stocks and mutual funds
  investing primarily therein       872       25         129      768
Preferred stocks .............      388     --            63      325
                                 ------   ----        ------   ------
     Total equity securities .    1,260       25         192    1,093
                                 ------   ----        ------   ------
     Total ...................   $2,530   $ 55        $  192   $2,393
                                 ======   ====        ======   ======



         The cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are as follows:

                                                 Estimated
                                          Cost   Fair Value
                                          (IN THOUSANDS)
Due in one year or less ..............   $  277   $  283
Due after one year through three years      382      390
Due after three years ................      611      627
                                         ------   ------
    Total ............................   $1,270   $1,300
                                         ======   ======

         During 1994, the gross realized gains on sales of securities totaled approximately $66,000 and the gross realized losses totaled approximately $1,244,000; during 1995 such gross realized gains totaled approximately $555,000 and gross realized losses totaled approximately $968,000 (see Note K).

C.       INVENTORIES

         Inventories consist of the following at December 31, 1994 and 1995:

                                                      1994              1995
                                                      ----              ----
                                                           (IN THOUSANDS)
Raw materials ..........................             $17,566             $20,444
Finished goods .........................              33,747              46,030
                                                     -------             -------
    Total ..............................             $51,313             $66,474
                                                     =======             =======

D.       PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment at December 31, 1994 and 1995 consists of the following:

                                                            1994         1995
                                                            ----         ----
                                                              (IN THOUSANDS)
Land .................................................     $  2,116     $  4,328
Buildings ............................................       21,753       28,413
Machinery, plant and equipment .......................      181,364      304,228
Office furniture, equipment and water rights .........       10,750       10,955
Construction-in-progress .............................      102,494        8,823
                                                           --------     --------
    Total, at cost ...................................      318,477      356,747
Less accumulated depreciation and amortization .......      116,392      136,556
                                                           --------     --------
    Property, plant and equipment - net ..............     $202,085     $220,191
                                                           ========     ========

         During 1993 the Company commenced construction of the K3 Plant, a new facility in Israel, with initial capacity to produce approximately 100,000 metric tons of potassium nitrate annually. The Company substantially completed the construction of the K3 Plant in the fourth quarter of 1994. During 1993, 1994 and 1995 capital expenditures in connection with the K3 Plant (net of aggregate Israeli Government grants of approximately $35,000,000) amounted to approximately $19,000,000, $43,000,000 and $4,000,000, respectively. Product sales from the K3 Plant commenced in 1995. The capacity of the new plant may be expanded in subsequent years.

         The Company capitalized interest costs aggregating $352,000, $3,360,000 and $953,000 during the years ended December 31, 1993, 1994 and 1995, respectively, with respect to several construction projects. Certain property, plant and equipment has been pledged as collateral for long-term debt - see Note G.

         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company completed the replacement of the damaged unit during 1995. The impact of the loss of the facility, including the effect of business interruption, was substantially covered by insurance. The insurance proceeds relating to the property damage was for replacement value, which was greater than the recorded carrying value of the damaged assets. Accordingly, during the years ended December 31, 1994 and 1995, HCL has recorded pre-tax gains of approximately $18,100,000 and $1,700,000, respectively. Such pre-tax gains are included in the caption "interest and other income-net" in the accompanying Consolidated Statements of Operations - see Note K.

E.       SHORT-TERM DEBT AND UNUSED CREDIT LINES

         The weighted average interest rates for short-term debt outstanding at December 31, 1994 and 1995 were 8.8% and 6.5%, respectively.

         As of December 31, 1995, the Company and its subsidiaries have unused revolving loan commitments and other credit lines from banks aggregating approximately $87,000,000.

F.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1994 and 1995:

                                                           1994              1995
                                                             (in thousands)
Compensation and payroll taxes .................         $ 9,625         $10,159
Interest .......................................          11,437          11,020
Income taxes ...................................           3,127           1,518
Other ..........................................          14,496          10,717
                                                         -------         -------
    Total ......................................         $38,685         $33,414

                                                         =======         =======

G.       LONG-TERM DEBT - NET

         Long-term debt consists of the following at December 31, 1994 and 1995:

                                                                               Payable
Description                                            Interest Rate*          Through         1994          1995
                                                                                                 (in thousands)
TRI:
Bank loans (1)................................          Various                1998            $137,500      $ 27,500
Senior subordinated reset notes, net of
 unamortized debt discount of $349,000 and
 $150,000 (effective interest rate of 15.4%)(2)....       14.5%                1996              26,401        23,350
11.875% Senior subordinated notes, net of
 unamortized debt discount of $1,016,000 and
 $926,000 (effective interest rate of 12.1%)(3)....      11.875%               2002             113,984       114,074
9.5% Junior subordinated debentures, net of
 unamortized debt discount of $1,019,000 at
 December 31, 1994 (effective interest rate of
 14.1%)(4).........................................         9.5%               1998               7,981           --

Subsidiaries:
Bank loans and other financing.....................     Various                2020              89,024       164,359
                                                                                               --------      --------
    Total..........................................                                             374,890       329,283
    Less current portion...........................                                             124,465        40,703
                                                                                               --------      --------
    Long-term debt-net.............................                                            $250,425      $288,580
                                                                                               ========      ========

-----------
* As prevailing on respective balance sheet dates. Such rates (other than the subordinated debt) generally "float" according to changes in the Prime or LIBOR rates. At December 31, 1995 such rates were approximately 8.5% and 6.0%, respectively.

1. On June 30, 1994, the Company entered into a Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. At December 31, 1994 the Company pledged certificates of deposit ("CD's") with a principal amount of $100,000,000 as collateral for such loan (such CD's are included in "other current assets" in the accompanying December 31, 1994 Consolidated Balance Sheet). The Company pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement. On January 5, 1995, the Company liquidated the pledged CD's and prepaid, in full, the $100,000,000 loan. Such loan is included in current maturities of long-term debt at December 31, 1994.

2. The Senior Subordinated Reset Notes (the "Reset Notes") bear interest at 14.5% and mature on September 1, 1996. The Reset Notes are not subject to any mandatory sinking fund requirement. During 1995, the Company acquired $3,250,000 principal amount of the Reset Notes. In connection with such acquisition of the Reset Notes, the Company has recorded an extraordinary loss of $103,000. Such loss had no current tax benefit.

3. On March 30, 1993, the Company privately placed $115,000,000 principal amount of the 11 7/8% Notes due 2002, Series A (the "11 7/8% Notes") at 99% of principal amount (the "Offering"). The net proceeds to the Company from the Offering were approximately $109,700,000. Approximately $24,200,000 of such proceeds were used to acquire $21,500,000 principal amount of the Company's Reset Notes. In addition, approximately $63,900,000 of the proceeds were used in May, 1993 to acquire all of the Company's $60,997,000 then outstanding principal amount of 13.5% Senior Subordinated Debentures (the "Debentures") through utilization of the applicable sinking fund and optional redemption provisions of the Debentures. As a result of the redemptions and purchases described above, as well as the Company's acquisition of $4,500,000 principal amount of the Debentures in January 1993, the Company has recorded an extraordinary loss of $8,830,000 during 1993, including the write-off of applicable deferred debt issuance costs. Such loss had no current tax benefit.

On May 6, 1993, to satisfy its obligations with respect to the registration of the 11 7/8% Notes, the Company commenced an offer (the "Exchange Offer") to exchange up to $115,000,000 principal amount of its registered 11 7/8% Senior Subordinated Notes due 2002, Series B (the "New 11 7/8% Notes") for a like principal amount of the 11 7/8% Notes. The terms of the 11 7/8% Notes and the New 11 7/8% Notes were identical in all material respects. Pursuant to the Exchange Offer, which expired on June 9, 1993, all outstanding 11 7/8% Notes were tendered and exchanged for the New 11 7/8% Notes.

The New 11 7/8% Notes mature on July 1, 2002 and are redeemable at the option of the Company at any time after July 1, 1998 at stipulated redemption prices. There are no mandatory sinking fund requirements.

4. On November 28, 1986, the Company issued junior subordinated debentures (the "9.5% Debentures") in the aggregate principal amount of $9,000,000, with interest payable quarterly. The 9.5% Debentures were initially recorded at $6,700,000, the estimated value on the date of issue, and were scheduled to mature in 1998.

During 1991, the Company's then outstanding redeemable preferred stock was converted into another $9,000,000 principal amount of the Company's 9.5% Debentures. Subsequently, during 1991, the then holder of this $9,000,000 principal amount of 9.5% Debentures agreed to extend the maturity date of such principal amount by seven years to the year 2005. The carrying value of the 9.5% Debentures issued upon conversion of the redeemable preferred stock was equivalent to the previous carrying value of the preferred stock. During 1994, as a result of the settlement of certain litigation with a former indirect stockholder and director of the Company, TPR acquired the 9.5% Debentures then held by the wife of such stockholder. Upon TPR's acquisition of such 9.5% Debentures, TPR exchanged these 9.5% Debentures for a new Company preferred stock - see Note L. Also as part of the settlement of such litigation, TPR assumed a $4,000,000 obligation that was previously owed to the Company by the wife of the former indirect stockholder and director. Such obligation, which is included in "other assets" in the accompanying Consolidated Balance Sheets, bears interest at the rate of 8.75% per year and is due in the year 2005.

During 1995, TPR assumed the Company's obligation for the remaining outstanding 9.5% Debentures and the Company's liability thereon was extinguished. The Company recorded such assumed obligation as an

$8,177,000 capital contribution by TPR, the amount equivalent to the then net carrying value of the 9.5% Debentures.

         The Reset Notes are pari passu with the New 11 7/8% Notes and are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company.

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

         As of December 31, 1995, the Company and its subsidiaries are in compliance with the covenants of each of the respective loan agreements and Indentures.

         The aggregate maturities of long-term debt are set forth below, which data is shown after giving effect to the Company's refinancing of certain bank debt as of January 2, 1996.

Years Ending
December 31,                                  (in  thousands)
  1996........................................   $ 40,703

  1997........................................     15,851

  1998........................................     17,607

  1999........................................     14,448

  2000........................................     11,600

  Thereafter..................................    229,074
                                                 --------
     Total....................................   $329,283
                                                 ========

         Substantially all of the assets of HCL and HCS are subject to security interests in favor of the State of Israel and/or banks. In addition, substantially all of the assets of the Company's United States subsidiaries are subject to security interests in favor of banks pursuant to loan agreements. The capital stock of HCL and the Company's other subsidiaries (except for Eddy) have also been pledged to the banks pursuant to these agreements. The Company's common stock is pledged to secure the repayment obligations of TPR under a note issued by it to a former indirect shareholder of the Company.

         Interest paid, net of capitalized interest, totaled $21,852,000, $24,089,000 and $33,445,000 for the years ended December 31, 1993, 1994 and
1995, respectively.

H.       OTHER LIABILITIES

         Under Israeli law and labor agreements, HCL is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. These liabilities are covered by regular deposits to various severance pay funds and by payment of premiums to an insurance company for officers and non-factory personnel under approved plans. "Other liabilities" in the Consolidated Balance Sheets as of December 31, 1994 and 1995 include accruals of $2,596,000 and $2,528,000, respectively, for the estimated unfunded liability of complete severance of all HCL employees. Costs incurred were approximately $1,974,000, $2,648,000 and $2,060,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

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

         Cedar's net pension cost for the years ended December 31, 1993, 1994 and 1995 included the following benefit and cost components:

                                                                           1993              1994              1995
                                                                          ------            ------            -----
                                                                                            (in thousands)
Service cost.........................................................       $552             $657              $603
Interest cost........................................................        659              756               844
Amortization of unrecognized prior service cost......................        120              109               109
Actual return on plan assets.........................................       (592)            (751)             (793)
Amortization of unrecognized net transition obligation...............         58               58                59
                                                                           -----            -----             -----
     Net pension cost................................................       $797             $829              $822
                                                                            ====             ====              ====

         The funded status and the amounts recognized in the Company's December 31, 1994 and 1995 Consolidated Balance Sheets for Cedar's benefit plan is as follows:

                                                                                   1994              1995
                                                                                          (in thousands)
         Plan assets at market value..................................           $ 8,604          $10,059
         Actuarial present value of projected benefit obligation......            10,210           12,910
                                                                                 -------          -------
         Funding status...............................................            (1,606)          (2,851)
         Unrecognized net transition obligation.......................               410              351
         Unrecognized prior service cost..............................             1,061              952
         Unrecognized net loss........................................               475            1,065
                                                                                 -------          -------
         Prepaid (accrued) pension cost...............................           $   340          $  (483)
                                                                                 =======          =======

         At December 31, 1994 and 1995 the actuarial present value of Cedar's vested benefit obligation was $7,512,000 and $9,493,000 and the accumulated benefit obligation was $7,922,000 and $9,949,000, respectively.

         Actuarial assumptions used at December 31, 1994 and 1995 were as follows:

                                                                                   1994              1995
                                                                                  ------            -----
         Discount rate - projected benefit obligation.................               8.2%             7.5%
         Rate of increase in compensation levels......................               5.0%             5.0%
         Expected long-term rate of return on assets..................               9.0%             9.0%

         The unrecognized net transition obligation is being amortized on a straight-line basis over fifteen years beginning January 1, 1987.

         The Company's United States subsidiaries have profit sharing thrift plans designed to conform to Internal Revenue Code Section 401(k) and to the requirements of ERISA. The plans, which cover all full-time employees (and one of which includes Company headquarters employees), allow participants to contribute as much as 15% of their annual compensation, up to a maximum permitted by law, through salary reductions. The companies' contributions to the plans are based on a percentage of the participant's contributions, and the companies may make additional contributions to the plans at the discretion of their respective Boards of Directors. The contribution expense relating to the profit sharing thrift plans totaled $595,000, $538,000 and $559,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

I.       COMMITMENTS

         Operating Leases

         The Company and its subsidiaries are obligated under non-cancelable operating leases covering principally land, office facilities and equipment. At December 31, 1995, minimum annual rental commitments under these leases are:

  Years Ending
  December 31,
                                                                       (in  thousands)
     1996................................................................   $ 4,084
     1997................................................................     3,782

     1998................................................................     3,709
     1999................................................................     3,018

     2000................................................................     2,198
     Thereafter..........................................................    10,440
                                                                            -------
         Total...........................................................   $27,231
                                                                            =======


     Rent expense for 1993, 1994 and 1995 was $3,835,000, $3,485,000 and
$5,308,000, respectively, covering land, office facilities and equipment.

     Purchase Commitment

     HCL has an agreement for the purchase of potash which expires in 1999. The terms of the agreement require HCL to purchase a minimum quantity at the weighted average of the FOB Israeli port prices received by the seller for the immediately preceding quarter plus certain adjustments thereto. Based upon current prices and at current capacity, the annual commitment is approximately $26,000,000. There are currently no purchase commitments in excess of market prices.

J.   INCOME TAXES

     The Company's income tax provision for the years ended December 31, 1993, 1994 and 1995 consist of the following:

                                                                           1993             1994              1995
                                                                           ----             ----              ----
                                                                                      (in thousands)
     Currently payable (refundable):
         Federal................................................         $  -             $ 2,193             $  -
         Foreign................................................           7,939            4,872              (364)
         State..................................................             301              432               392
                                                                          ------         --------              ----
              Total current ....................................           8,240            7,497                28
                                                                          ------          -------              ----

     Deferred (benefit):

         Foreign................................................            (472)           7,135               507
         State..................................................             152               37               198
                                                                         -------         --------              ----
              Total deferred....................................            (320)           7,172               705
                                                                         -------         --------              ----

              Total.............................................          $7,920          $14,669              $733
                                                                          ======          =======              ====

         The provision for income taxes for the years ended December 31, 1993, 1994 and 1995 amounted to $7,920,000, $14,669,000 and $733,000, respectively, representing effective income tax rates of 72.1%, 85.2% and 12.0%, respectively. These amounts differ from the amounts of $3,845,000, $6,027,000 and ($2,144,000), respectively, computed by applying the statutory Federal income tax rates to income (loss) before income taxes. The reasons for such variances from statutory rates were as follows:

                                                             1993    1994     1995
                                                             ----    ----     ----
Statutory Federal rates ................................     35.0%    35.0%   (35.0)%
Increase (decrease) in income tax rate resulting from:
    Israeli operations - net impact of Israeli statutory
         rate, effects of "inflation allowances",
         withholding taxes, etc ........................    (10.1)    (6.1)   (53.5)
    Net losses without current tax benefit,
         Alternative Minimum Tax ("AMT") and other .....     47.4     56.1     96.1
    Additional depletion expense .......................     (2.9)    (1.6)    (1.9)
    State and local income taxes - net .................      2.7      1.8      6.3
                                                             ----     ----     ----
Effective income tax rates .............................     72.1%    85.2%    12.0%
                                                             ====     ====     ====

         At December 31, 1994 and 1995, deferred taxes (liabilities) consisted of the following:

                                                                                   1994              1995
                                                                                       (in thousands)
     Depreciation and property and equipment basis differences...........       $(19,841)         $(23,360)
     Contract revenue recognition method.................................           965              -
     Nondeductible reserves..............................................         3,976             4,429
     Net operating loss carryforwards....................................          -               10,665
     Capital loss and capital loss carryforwards.........................         3,762             4,112
     Foreign tax credit carryovers.......................................         2,517             2,507
     AMT credit carryovers...............................................         3,886             6,313
     Investment tax credit carryovers....................................           200               200
     Other...............................................................           140               879
                                                                               --------          --------
     Deferred taxes - net, exclusive of valuation allowance..............         (4,395)           5,745
     Valuation allowance.................................................        (13,968)          (25,506)
                                                                                --------          --------
     Deferred taxes - net................................................       $(18,363)         $(19,761)
                                                                                ========          ========

         At December 31, 1994, deferred tax assets of $1,050,000 are classified as "other current assets" and deferred tax liabilities of $19,413,000 are classified as "other liabilities". At December 31, 1995, deferred tax assets of $1,227,000 are classified as "other current assets" and deferred tax liabilities of $20,988,000 are classified as "other liabilities".

         At December 31, 1995, the Company had various tax loss and credit carryovers which expire as follows:

                                      U.S. Federal
                --------------------------------------------------------------
                                        Investment       Net       Alternative    State Net    Foreign Net
                Capital    Foreign         Tax        Operating     Minimum       Operating     Operating
Expiration        Loss    Tax Credit      Credit         Loss       Tax Credit      Loss          Loss
----------      -------   ----------    ----------    ---------    ------------   ---------    -----------
                                              (in thousands)
1997 .........  $9,867
1998 .........             $2,466
1999 .........
2000 .........                 41
2001 .........                            $200
2010 .........                                         $20,000                    $14,400
Unlimited ....                                                       $6,313                     $10,253
                ------    -------         ----         -------       -------      -------       -------
Total ........  $9,867    $2,507          $200         $20,115       $6,313       $14,400       $10,253
                ======    ======          ====         =======       ======       =======       =======


         Income taxes paid totalled approximately $11,600,000, $7,300,000 and $3,700,000, respectively, during the years ended December 31, 1993, 1994 and 1995. These amounts are exclusive of a prior year tax refund received by HCL in 1995 of approximately $4,000,000.

K.       INTEREST AND OTHER INCOME - NET

         Interest and other income - net for the years ended December 31, 1993, 1994 and 1995 consists of the following:

                                                                           1993             1994              1995
                                                                           ----             ----              ----
                                                                                        (in thousands)
     Interest and dividend income................................        $3,258          $ 2,442            $2,459
     Security gains (losses) - net...............................         2,261           (1,178)             (413)
     Gain on involuntary conversion (see Note D).................          -              18,100             1,700
     Other, including gains (losses) of $850,000, $(3,800,000)
         and $5,400,000 in 1993, 1994 and 1995, respectively,

         relating to foreign currencies (see Note A).............           495            (4,308)           5,382
                                                                         ------           -------           ------
         Total...................................................        $6,014          $15,056            $9,128
                                                                         ======          =======            ======

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

M.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         In connection with a credit agreement, Cedar has entered into several three-year interest rate swap agreements with a bank to effectively convert a portion of its floating rate debt to fixed, thereby managing its credit risk. An interest rate swap generally involves the exchange of fixed for floating rate interest payment streams on specified notional principal amounts for an agreed-upon period of time, without the exchange of the underlying principal amounts. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Cedar's credit risk involves the possible default of the counterparty (the bank). No collateral requirements are imposed.

         During 1995, Cedar entered into the following interest rate swap agreements which are used to manage its interest-rate risk. Cedar receives variable rate payments and pays fixed rate payments. The following is a summary of the contracts outstanding (in thousands of dollars) at December 31, 1995, all of which mature in October, 1998:

        Nominal         Fixed Rate              Variable Rate
        Amount             Paid                    Received
        -------         ----------              -------------
        $10,000            6.17%                    5.94%
         10,000            6.04%                    5.94%
          7,500            5.99%                    5.94%


                  The variable rate received is tied to the three-month LIBOR rate. The quarterly repricing dates for each of these agreements are as of month-end, beginning January, 1996.

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

                                                   December 31, 1994       December 31, 1995
                                                 Carrying    Estimated    Carrying   Estimated
                                                  Amount     Fair Value    Amount    Fair Value
                                                               (in thousands)
Assets:
    Marketable securities (included within
         "other current assets") ............   $  22,923    $  22,923    $  2,393   $   2,393
    Investments in certain securities
         (included within "other assets" and
          accounted for by the equity method)       3,335        5,855       3,607      12,355
Liabilities:
    Long-term debt ..........................     374,890      366,731     329,283     320,832
Off-balance sheet financial instruments:
    Foreign currency contracts ..............      (3,800)      (6,100)      1,600       2,500
    Risk management derivative ..............        --           --          --          (109)

         Cash and Cash Equivalents, Accounts Receivable, Short-Term Debt and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

         Investments in Securities - The fair value of these securities is estimated based on quoted market prices.

         Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used on a discounted cash flow basis to estimate fair value for debt issues for which no market quotes are available.

         Foreign Currency Contracts - The fair value of foreign currency purchase contracts is estimated by obtaining quotes from brokers. The contractual amount of these contracts totals approximately $117,000,000 and $214,000,000 as of December 31, 1994 and 1995, respectively.

         Risk Management Derivatives - The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

O.       CONTINGENT LIABILITIES AND OTHER MATTERS

         For a description of certain pending legal proceedings, see Item 3 - "Legal Proceedings", which is an integral part of these financial statements. The Company is vigorously defending against the allegations described therein.

         Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters referred to above should not have a material adverse effect on the financial position, future operations or liquidity of the Company. However, management of the Company cannot predict with certainty the outcome of the potash and Louisiana matters described in Item 3.

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

         Based on currently available information, Management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental actions will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. However, Management cannot assess the possible effect of compliance with future requirements.

         Except for Eddy and HCL, none of the Company's employees are represented by any collective bargaining unit. Eddy's hourly work force is represented by three labor unions, with its collective bargaining agreements expiring in August, 1998. Eddy has enjoyed generally good relations with its labor unions and has not had a significant work stoppage for many years, except for a work stoppage of approximately three weeks during 1995 related to the negotiations of the three year contract expiring in August, 1998.

          Technicians and engineers of HCL are members of the Union of Technicians and Engineers, which operates throughout Israel, and substantial terms of their employment (e.g. salaries and promotions) are governed by a general collective agreement which HCL does not negotiate directly with such employees. The other employees of HCL are members of the "Histadrut", the dominant labor union in Israel, and their terms of employment are governed by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut and the representatives of the employees. In 1994, an agreement was signed with the technicians and engineers for the three year period ending December 31, 1996. In 1995, an SCA was signed with the Histadrut and the representatives of the employees for the two year period ending December 31, 1996.

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

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT          SCHEDULE I

                              TRANS-RESOURCES, INC.

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                                 1994          1995
                                                                                  (in thousands)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ............................................   $   9,570    $  17,760
     Receivables and other current assets .................................     133,492        1,012
     Prepaid expenses .....................................................          40          291
                                                                              ---------    ---------
              Total Current Assets ........................................     143,102       19,063

INVESTMENTS IN SUBSIDIARIES ...............................................     143,324      152,731

DUE FROM SUBSIDIARIES - net ...............................................      17,324        6,359

OTHER ASSETS ..............................................................      16,221       18,614
                                                                              ---------    ---------

                      Total ...............................................   $ 319,971    $ 196,767
                                                                              =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt .................................   $ 110,000    $  23,350
     Accrued expenses and other current liabilities .......................      10,583        9,565
                                                                              ---------    ---------
              Total Current Liabilities ...................................     120,583       32,915
                                                                              ---------    ---------

LONG-TERM DEBT - net:
     Senior indebtedness, notes payable and other obligations .............      27,500       27,500
     Senior subordinated debt - net .......................................     140,385      114,074
     Junior subordinated debt - net .......................................       7,981         --
                                                                              ---------    ---------
              Long-Term Debt - net (Note) .................................     175,866      141,574
                                                                              ---------    ---------

OTHER LIABILITIES .........................................................       2,972        1,603
                                                                              ---------    ---------

STOCKHOLDER'S EQUITY:

     Preferred stock, $1.00 par value, 100,000 shares
              authorized, issued and outstanding ..........................       7,960        7,960
     Common stock, $.01 par value, 3,000 shares authorized,
              issued and outstanding ......................................        --           --
     Additional paid-in capital ...........................................         505        8,682
     Retained earnings ....................................................      13,432        4,764
     Cumulative translation adjustment ....................................        (360)        (594)
     Unrealized losses on marketable securities ...........................        (987)        (137)
                                                                              ---------    ---------
              Total Stockholder's Equity ..................................      20,550       20,675
                                                                              ---------    ---------

                      Total ...............................................   $ 319,971    $ 196,767
                                                                              =========    =========

-----------------

Note - The aggregate maturities of long-term debt during the next five years is approximately as follows (after giving effect to the Company's refinancing of certain bank debt as of January 2, 1996): 1996 - $23,350,000; 1997 - $0; 1998 - $0; 1999 - $0 and 2000 - $0. Also, see
         Note G of Notes to Consolidated Financial Statements.

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT             SCHEDULE I
                                                                     (continued)

                              TRANS-RESOURCES, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1993, 1994 and 1995

                                                                     1993        1994         1995
                                                                            (in thousands)
REVENUES - EQUITY IN NET
  EARNINGS OF SUBSIDIARIES:
    Dividends received from subsidiaries .......................   $ 34,932    $ 17,005    $  8,609
    Undistributed earnings of subsidiaries .....................    (12,474)     11,764       7,021
                                                                   --------    --------    --------
    Total ......................................................     22,458      28,769      15,630

COSTS AND EXPENSES .............................................     (4,111)     (3,674)     (4,148)

INTEREST EXPENSE ...............................................    (22,121)    (23,243)    (22,250)

INTEREST AND OTHER INCOME - net ................................      5,797       1,392       1,868
                                                                   --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES AND

    EXTRAORDINARY ITEM .........................................      2,023       3,244      (8,900)

INCOME TAX BENEFIT (PROVISION) .................................      1,043        (694)      2,042
                                                                   --------    --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....................           3,066       2,550      (6,858)

EXTRAORDINARY ITEM - Loss on repurchase

    of debt (no income tax benefit) ............................     (8,830)       --          (103)
                                                                   --------    --------    --------

NET INCOME (LOSS) ..............................................   $ (5,764)   $  2,550    $ (6,961)
                                                                   ========    ========    ========

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT             SCHEDULE I
                                                                     (concluded)

                              TRANS-RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1993, 1994 and 1995

                                                                   1993         1994         1995
                                                                           (in thousands)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
    Operations:
         Net income (loss) ..................................   $  (5,764)   $   2,550    $  (6,961)
         Items not requiring cash:
             Unremitted earnings of subsidiaries ............      12,474      (11,764)      (7,021)
             Depreciation and amortization ..................       3,985        1,226        1,147
             Increase in other liabilities ..................         744           29           31
             Deferred taxes and other - net .................      (1,048)         242       (1,064)
                                                                ---------    ---------    ---------
        Total ...............................................      10,391       (7,717)     (13,868)
    Working capital management:
        Receivables and other current assets ................       4,926       (3,064)       6,115
        Prepaid expenses ....................................        (155)         851         (251)
        Accrued expenses and other current liabilities ......       3,816        2,778       (4,118)
                                                                ---------    ---------    ---------
    Cash provided by (used in) operations and
        working capital management ..........................      18,978       (7,152)     (12,122)
                                                                ---------    ---------    ---------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment ..............         (75)         (70)          (3)
    Sales of marketable securities and
        short-term investments, including in 1995 liquidation
        of CD's securing a bank loan (see Note G) ...........      12,435       33,543      132,436
    Purchases of marketable securities and
        short-term investments, including in 1994 purchase
        of CD's securing a bank loan (see Note G) ...........     (34,118)    (133,396)      (4,371)
    Other - net .............................................      (4,539)      (3,464)       7,207
                                                                ---------    ---------    ---------
    Cash provided by (used in) investment activities ........     (26,297)    (103,387)     135,269
                                                                ---------    ---------    ---------

FINANCING ACTIVITIES:
    Increase in long-term debt ..............................     109,166      139,574         --
    Payments and current maturities of long-term debt .......     (90,457)     (29,040)    (113,250)
    Dividends to stockholders ...............................      (7,508)        (225)      (1,707)
                                                                ---------    ---------    ---------
    Cash provided by (used in) financing activities .........      11,201      110,309     (114,957)
                                                                ---------    ---------    ---------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ........................................       3,882         (230)       8,190

CASH AND CASH EQUIVALENTS:
    Beginning of year .......................................       5,918        9,800        9,570
                                                                ---------    ---------    ---------
    End of year .............................................   $   9,800    $   9,570    $  17,760
                                                                =========    =========    =========
                                                                                          ---------
Interest paid ...............................................   $  16,557    $  19,913    $  23,289
                                                                =========    =========    =========
Income taxes paid ...........................................   $   2,100    $   1,113    $   3,255
                                                                =========    =========    =========

                              TRANS-RESOURCES, INC.

                                INDEX TO EXHIBITS

Exhibit                   Description                                   Page No.
-------                   -----------

3.1 Certificate of Incorporation of the Company, as amended (in restated form), filed as Exhibit 3.1 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994 (the
         "1994 Form 10-K"), which is incorporated herein by reference.     *

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

4.2 Indenture, dated as of March 30, 1993 between the Company and First Alabama Bank, as Trustee, relating to the 11 7/8%
         Senior Subordinated Notes due 2002, filed as Exhibit 4.1 to the Registration Statement of the Company on Form S-1, filed on April 16, 1993, as amended, Registration No. 33-61158,
         which is incorporated herein by reference.                       *

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

10.10    Agreement between the Company and Thomas G. Hardy, dated
         March 22, 1994, concerning incentive bonus compensation,
         including, as Exhibit A thereto, the related Trust Agreement, filed as Exhibit 10.10 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1993, which is
         incorporated herein by reference. (1)                            *



10.11 Employment Agreement between the Company and Thomas G. Hardy, dated as of June 1, 1993, filed as Exhibit 10.11 to the 1994
         Form 10-K, which is incorporated herein by reference. (1)        *

10.12    Salary Continuation Agreement between the Company and Lester
         W. Youner, dated as of August 24, 1994, filed as Exhibit
         10.12 to the 1994 Form 10-K, which is incorporated herein by
         reference. (1)                                                   *

10.13 Credit Agreement, dated as of November 3, 1995, among Cedar Chemical Corporation, the Lenders listed on the signature pages thereof and The Chase Manhattan Bank (National Association), as Administrative Agent (exhibits and schedules omitted), filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended September
         30, 1995, which is incorporated herein by reference.            *



10.14    Loan Agreement, dated as of December 29, 1995, between the
         Company and Bank Hapoalim (certain exhibits and schedules
         omitted).                                                      E - 4

10.15    Tax Sharing Agreement, dated as of December 30, 1991, among
         TPR Investment Associates, Inc., the Company, Eddy Potash,
         Inc., Nine West Corporation, TR Media Corporation and Cedar Chemical Corporation, filed as Exhibit 10.23 to the 1991 Form
         10-K, which is incorporated herein by reference.                *

Exhibit                   Description                                   Page No.
-------                   -----------

10.16    Split Dollar Insurance Agreement, entered into as of August
         26, 1988, between the Company and Arie Genger, filed as
         Exhibit 10.27 to the Registration Statement of the Company on
         Form S-1, filed on October 20, 1992, as amended, Registration
         No. 33-53486, which is incorporated herein by reference. (1)      *



21       Subsidiaries of the Company.                                     E - 5

24       Power of Attorney authorizing Lester W. Youner to sign this report and any amendments hereto on behalf of the principal
         executive officer and the directors.                              E - 6

27       Financial Data Schedule.                                          E - 7

*   Incorporated by reference

(1) Management contract or compensatory plan or arrangement                E - 3