Form 10-Q
period 1996-03-31
TRANS RESOURCES INC
filed 1996-05-10
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

      [Mark One]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For The Transition Period From     To

                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   36-2729497
- ----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 9 West 57th Street, New York, New York                     10019
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (212) 888-3044

                                   ----------

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

At May 10, 1996, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                       Form 10-Q

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                                 March 31, 1996

                                                                                PAGE
PART I                                                                         NUMBER
- ------                                                                         ------
Item 1. -   Financial Statements (Unaudited):
            Consolidated Statements of Operations. ..........................     3
            Consolidated Balance Sheets. ....................................     4
            Consolidated Statement of Stockholder's Equity ..................     5
            Consolidated Statements of Cash Flows. ..........................     6
            Notes to Unaudited Consolidated Financial Statements ............     7

Item 2. -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. ..........................................     8

PART II
- -------
Item 6.     Exhibits and Reports on Form 8-K ................................    13

Signatures ..................................................................    14

                                                                       Form 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Month Period
                                                            Ended March 31,
                                                        -----------------------
                                                          1996           1995
                                                        ---------      --------
                                                                (000's)
REVENUES ..........................................     $ 118,242      $ 92,389

COST AND EXPENSES:
     Cost of goods sold ...........................        96,262        77,710
     General and administrative ...................        11,645         9,759
                                                        ---------      --------

OPERATING INCOME ..................................        10,335         4,920
     Interest expense .............................        (8,713)       (8,034)
     Interest and other income - net ..............           530           761
                                                        ---------      --------

INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM .......................         2,152        (2,353)
                                                        ---------      --------

INCOME TAX PROVISION:
     Current ......................................           682           838
     Deferred .....................................           327           278
                                                        ---------      --------
                                                            1,009         1,116
                                                        ---------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ...........         1,143        (3,469)

EXTRAORDINARY ITEM - Loss on repurchase of
     debt (no income tax benefit) .................          (393)         --
                                                        ---------      --------
NET INCOME (LOSS) .................................     $     750      $ (3,469)
                                                        =========      ========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                       1996           1995
                                                                    -----------    ------------
                                                                    (Unaudited)
                                                                             (000's)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................................     $  13,927      $  32,872
     Accounts receivable .......................................        97,340         75,630
     Inventories:
         Finished goods ........................................        45,727         46,030
         Raw materials .........................................        19,216         20,444
     Other current assets ......................................        22,780         19,364
     Prepaid expenses ..........................................        20,692         19,316
                                                                     ---------      ---------
         Total Current Assets ..................................       219,682        213,656

PROPERTY, PLANT AND EQUIPMENT - NET ............................       217,451        220,191

OTHER ASSETS ...................................................        35,903         33,255
                                                                     ---------      ---------
         Total .................................................     $ 473,036      $ 467,102
                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ......................     $  30,593      $  40,703
     Short-term debt ...........................................        13,602          6,145
     Accounts payable ..........................................        54,290         51,383
     Accrued expenses and other current liabilities ............        27,295         33,414
                                                                     ---------      ---------
         Total Current Liabilities .............................       125,780        131,645
                                                                     ---------      ---------
LONG-TERM DEBT - NET:
     Senior indebtedness, notes payable and other obligations ..       185,329        174,506
     Senior subordinated indebtedness - net ....................       114,099        114,074
                                                                     ---------      ---------
         Long-Term Debt - net ..................................       299,428        288,580
                                                                     ---------      ---------
OTHER LIABILITIES ..............................................        28,029         26,202
                                                                     ---------      ---------

STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding ....................         7,960          7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding ................................          --             --
     Additional paid-in capital ................................         8,682          8,682
     Retained earnings .........................................         3,433          4,764
     Cumulative translation adjustment .........................          (465)          (594)
     Unrealized gains (losses) on marketable securities ........           189           (137)
                                                                     ---------      ---------
         Total Stockholder's Equity ............................        19,799         20,675
                                                                     ---------      ---------
         Total .................................................     $ 473,036      $ 467,102
                                                                     =========      =========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                     Three Month Period Ended March 31, 1996
                                   (Unaudited)

                                                                  ADDITIONAL              CUMULATIVE    UNREALIZED
                                          PREFERRED  COMMON        PAID-IN    RETAINED    TRANSLATION  GAINS(LOSSES)
                                            STOCK    STOCK         CAPITAL    EARNINGS    ADJUSTMENT   ON SECURITIES   TOTAL
                                          ---------  ------       ----------  --------    -----------  -------------  -------
                                                                              (000'S)
BALANCE, January 1, 1996.................  $7,960    $   -         $8,682      $4,764       $(594)        $(137)      $20,675

 Net income..............................                                         750                                     750

 Dividends paid:

     Common stock........................                                      (1,869)                                 (1,869)
     Preferred stock.....................                                        (212)                                   (212)

 Net change during period................                                                     129           326           455
                                           ------     ----         ------     -------       -----         -----       -------
BALANCE, March 31, 1996..................  $7,960     $  -         $8,682     $ 3,433       $(465)        $ 189       $19,799
                                           ======     ====         ======     =======       =====         =====       =======

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Month Period
                                                                               Ended  March 31,
                                                                            -----------------------
                                                                              1996          1995
                                                                            --------      ---------
                                                                                   (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
     MANAGEMENT:
 Operations:
     Net income (loss) ................................................     $    750      $  (3,469)
     Items not requiring (providing) cash:
         Depreciation and amortization ................................        6,107          4,960
         Change in other liabilities ..................................           89            (59)
         Deferred taxes and other - net ...............................        1,976            974
                                                                            --------      ---------
              Total ...................................................        8,922          2,406
 Working capital management:
     Accounts receivable and other current assets .....................      (21,958)        (1,724)
     Inventories ......................................................        1,531          3,652
     Prepaid expenses .................................................       (1,376)         1,478
     Accounts payable .................................................        2,907         (1,350)
     Accrued expenses and other current liabilities ...................       (9,219)        (9,926)
                                                                            --------      ---------
         Cash used by operations and working
              capital management ......................................      (19,193)        (5,464)
                                                                            --------      ---------
INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment ...........................       (3,026)       (15,946)
 Purchases of marketable securities and other short-term investments ..       (3,261)        (4,339)
 Sales of marketable securities and other short-term investments,
     including in 1995 liquidation of CD's securing a bank loan .......           93        118,071
 Other - net ..........................................................        1,749         (4,012)
                                                                            --------      ---------
         Cash provided (used) by investment activities ................       (4,445)        93,774
                                                                            --------      ---------
FINANCING ACTIVITIES:
 Increase in short-term debt ..........................................        7,457            751
 Increase in long-term debt ...........................................       41,708         19,000
 Repurchases, payments and current maturities of long-term debt .......      (42,391)      (104,429)
 Distributions to stockholder .........................................       (2,081)          (850)
                                                                            --------      ---------
         Cash provided (used) by financing activities .................        4,693        (85,528)
                                                                            --------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................      (18,945)         2,782

CASH AND CASH EQUIVALENTS:
 Beginning of period ..................................................       32,872         15,571
                                                                            --------      ---------
 End of period ........................................................     $ 13,927      $  18,353
                                                                            ========      =========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Other Matters

         The consolidated financial statements of Trans-Resources, Inc. (the "Company") include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, New Mexico Potash Corporation and Vicksburg Chemical Company; Na-Churs Plant Food Company ("Na-Churs"); Eddy Potash, Inc.; and Haifa Chemicals Ltd., an Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals South Ltd. The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc., a privately-held corporation. Effective March 31, 1995, the Company acquired the assets of Na-Churs, a company headquartered in Ohio and engaged in the specialty plant nutrient business. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

         In the opinion of management, the unaudited consolidated financial statements for the three month periods ended March 31, 1996 and 1995, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                                   Percentage
                                                                   of Revenues          Period
                                                                -----------------         to
                                                                   Three Month          Period
                                                                  Period Ended         Changes
                                                                    March 31,         ----------
                                                                -----------------      Increase
                                                                 1996        1995     (Decrease)
                                                                -----       -----     ----------
Revenues ..................................................     100.0%      100.0%       28.0%

Costs and expenses:
     Cost of goods sold ...................................      81.4        84.1        23.9
     General and administrative ...........................       9.9        10.6        19.3
                                                                -----       -----
Operating income ..........................................       8.7         5.3       110.1
     Interest expense .....................................      (7.4)       (8.7)        8.5
     Interest and other income - net ......................        .5          .8       (30.4)
                                                                -----       -----
Income (loss) before income taxes and extraordinary item ..       1.8        (2.6)      191.5

Income tax provision ......................................        .8         1.2        (9.6)
                                                                -----       -----
Income (loss) before extraordinary item ...................       1.0        (3.8)      133.0

Extraordinary item ........................................       (.4)       --        (100.0)
                                                                -----       -----
Net income (loss) .........................................        .6%       (3.8)%     121.6%
                                                                =====       =====       =====

                                                                       Form 10-Q

RESULTS OF OPERATIONS

Three month period ended March 31, 1996 compared with the three month period ended March 31, 1995:

         Revenues increased by 28.0% to $118,242,000 in 1996 from $92,389,000 in
1995, an increase of $25,853,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($25,000,000) (including $4,400,000 relating to the acquisition of Na-Churs) and organic chemicals ($1,100,000), which were partially offset by slightly lower sales of potash ($200,000).

         Cost of goods sold as a percentage of revenues decreased by 2.7% during the period (81.4% in 1996 compared with 84.1% in 1995). Gross profit was $21,980,000 in 1996 compared with $14,679,000 in 1995 (18.6% of revenues in 1996 compared with 15.9% of revenues in 1995), an increase of $7,301,000. The primary factors resulting in the increased gross profit were (i) more favorable currency rates in the 1996 period, (ii) higher quantities of potassium nitrate sold in 1996 and (iii) the inclusion of the results of Na-Churs in the 1996 period. General and administrative expense increased to $11,645,000 in 1996 from $9,759,000 in 1995, but declined as a percentage of revenues (9.9% of revenues in 1996 compared with 10.6% of revenues in 1995).

         As a result of the matters described above, the Company's operating income increased by $5,415,000 to $10,335,000 in 1996 as compared with $4,920,000 in 1995.

         Interest expense increased by $679,000 ($8,713,000 in 1996 compared with $8,034,000 in 1995) primarily as a result of interest on the long-term debt that financed the construction of the Company's K3 Plant in Israel. Interest and other income - net decreased in 1996 by $231,000, principally as the result of the net adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges, partially offset by certain realized losses on marketable securities in the 1995 period, with no such losses in the 1996 period. As a result of the above factors, income before income taxes and extraordinary item increased by $4,505,000 in 1996. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         In the 1996 period the Company acquired $11,237,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $393,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1995 period.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at March 31, 1996 and December 31, 1995 was $93,902,000 and $82,011,000, respectively.

         Operations for the three month periods ended March 31, 1996 and 1995, after adding back non-cash items, provided cash of approximately $8,900,000 and $2,400,000, respectively. During such periods other changes in working capital used cash of approximately $28,100,000 and $7,900,000, respectively, resulting in net cash being used by operating activities and working capital management of approximately $19,200,000 and $5,500,000, respectively.

         Investment activities during the three month periods ended March 31, 1996 and 1995 provided (used) cash of approximately ($4,400,000) and $93,800,000, respectively, including additions to property in 1996 and 1995 of approximately $3,000,000 and $15,900,000, respectively, net purchases of marketable securities and other short-term investments of approximately $3,300,000 and $4,300,000, respectively, and sales of marketable securities and other short-term investments of approximately $100,000 and $118,100,000, respectively. No major property additions occurred in 1996. The 1995 property additions principally relate to (i) the construction of the K3 Plant, (ii) the replacement of the HCL production unit damaged in a fire in February, 1994 and
(iii) the construction of a new potassium carbonate manufacturing facility. The 1995 sales of marketable securities and short-term investments relate principally to the purchase in 1994, and the liquidation in 1995, of the pledged certificates of deposit ("CD's") relating to the Loan Agreement described below.

         Financing activities during the three month periods ended March 31, 1996 and 1995, provided (used) cash of approximately $4,700,000 and ($85,500,000), respectively (principally relating to the increase of certain long-term debt in 1994 and the prepayment of such debt in 1995, which is described below). During 1994 the Company entered into the Loan Agreement which resulted in new bank loans aggregating $140,000,000 and the repayment of bank loans of approximately $19,000,000; during 1995 a significant portion of such debt was prepaid.

         On June 30, 1994, the Company entered into the Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional

$100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. The Company pledged CD's with a principal amount of $100,000,000 as collateral for such loan (such CD's were included in "other current assets" in the December 31, 1994 Consolidated Balance Sheet). In addition, the Company pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement. On January 5, 1995, the Company liquidated the pledged CD's and prepaid the $100,000,000 loan.

         As of March 31, 1996, the Company had outstanding long-term debt (excluding current maturities) of $299,428,000. The Company's primary source of liquidity is cash flow generated from operations and its unused credit lines.

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 38% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the three month periods ended March 31, 1996 and 1995, would have increased (decreased) by approximately ($1,600,000) and $3,500,000, respectively.

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

CAPITAL EXPENDITURES

         During the three month period ended March 31, 1996 the Company invested approximately $3,000,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1996 will aggregate approximately $20,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters.

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

ENVIRONMENTAL MATTERS

         See Item 1 - "Business - Environmental Matters" and Note O of Notes to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

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

                                                      TRANS-RESOURCES, INC.
                                                   -----------------------------
                                                          (Registrant)

Date:  May 10, 1996                                     Lester W. Youner
                                                   -----------------------------
                                                   Vice President, Treasurer and
                                                     Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

Exhibit             Description                 Page No.
- -------             -----------                 --------
27                  Financial Data Schedule.      16