Form 10-Q
period 1996-06-30
TRANS RESOURCES INC
filed 1996-08-13
CIK 810020

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[Mark One]

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

                                     -----

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

At August 9, 1996, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                       Form 10-Q


                             TRANS-RESOURCES, INC.

                                Form 10-Q Index

                                 June 30, 1996


                                                                                    Page
PART I                                                                              Number
                                                                                   -------
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

                                                                       Form 10-Q
                         PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Month Period              Six Month Period
                                                         Ended June 30,                  Ended June 30,
                                                    ------------------------        -----------------------
                                                                             (000's)

                                                      1996            1995            1996            1995
                                                      ----            ----            ----            ----
REVENUES ....................................       $122,422        $107,342        $240,664        $199,731

COSTS AND EXPENSES:
    Cost of goods sold ......................        100,030          89,263         196,292         166,973
    General and administrative ..............         11,440          10,454          23,085          20,213
                                                    --------        --------        --------        --------

OPERATING INCOME ............................         10,952           7,625          21,287          12,545

    Interest expense ........................         (8,335)         (8,712)        (17,048)        (16,746)
    Interest and other income - net .........            398           3,262             928           4,023
                                                    --------        --------        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ....................          3,015           2,175           5,167            (178)
                                                    --------        --------        --------        --------

INCOME TAX PROVISION:
    Current .................................            744           1,297           1,426           2,135
    Deferred ................................            807            (340)          1,134             (62)
                                                    --------        --------        --------        --------
                                                       1,551             957           2,560           2,073
                                                    --------        --------        --------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM ....................................          1,464           1,218           2,607          (2,251)

EXTRAORDINARY ITEM ..........................           (160)             --            (553)             --
                                                    --------        --------        --------        --------

NET INCOME (LOSS) ...........................       $  1,304        $  1,218        $  2,054        $ (2,251)
                                                    ========        ========        ========        ========

           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         June 30,    December 31,
                                                                          1996          1995
                                                                       ----------    ------------
                                                                       (Unaudited)
                                                                                 (000's)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...................................       $ 17,269      $  32,872
    Accounts receivable .........................................        106,051         75,630
    Inventories:
         Finished goods .........................................         47,867         46,030
         Raw materials ..........................................         14,924         20,444
    Other current assets ........................................         26,903         19,364
    Prepaid expenses ............................................         19,954         19,316
                                                                        --------       --------
         Total Current Assets ...................................        232,968        213,656

PROPERTY, PLANT AND EQUIPMENT - NET .............................        215,784        220,191

OTHER ASSETS ....................................................         31,370         33,255
                                                                        --------       --------

         Total ..................................................       $480,122       $467,102
                                                                        ========       ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ........................       $ 23,837       $ 40,703
    Short-term debt .............................................         14,727          6,145
    Accounts payable ............................................         57,372         51,383
    Accrued expenses and other current liabilities ..............         31,070         33,414
                                                                        --------       --------
         Total Current Liabilities ..............................        127,006        131,645
                                                                        --------       --------
LONG-TERM DEBT - NET:
    Senior indebtedness, notes payable and other obligations ....        188,992        174,506
    Senior subordinated indebtedness - net ......................        114,123        114,074
                                                                        --------       --------
         Long-Term Debt - net ...................................        303,115        288,580
                                                                        --------       --------

OTHER LIABILITIES ...............................................         28,769         26,202
                                                                        --------       --------
STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding .....................          7,960          7,960
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding .................................             --             --
    Additional paid-in capital ..................................          8,682          8,682
    Retained earnings ...........................................          4,737          4,764
    Cumulative translation adjustment ...........................           (430)          (594)
    Unrealized gains (losses) on marketable securities ..........            283           (137)
                                                                        --------       --------
         Total Stockholder's Equity .............................         21,232         20,675
                                                                        --------       --------
         Total ..................................................       $480,122       $467,102
                                                                        ========       ========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q



                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                      Six Month Period Ended June 30, 1996
                                  (Unaudited)


                                                               Additional               Cumulative     Unrealized
                                       Preferred     Common      Paid-In    Retained   Translation    Gains(Losses)
                                         Stock        Stock     Capital     Earnings    Adjustment    on Securities    Total
                                       ---------     -------   ----------   --------   ------------   -------------    -----
                                                                            (000's)

BALANCE, January 1, 1996 ..........     $ 7,960        $--       $8,682     $ 4,764       $(594)         $(137)        $20,675

  Net income ......................                                           2,054                                      2,054

  Dividends paid:
        Common stock ..............                                          (1,869)                                    (1,869)
        Preferred stock ...........                                            (212)                                      (212)

  Net change during period ........                                                         164            420             584
                                        -------        ---       ------     -------       -----          -----         -------
BALANCE June 30, 1996 .............     $ 7,960        $--       $8,682     $ 4,737       $(430)         $ 283         $21,232
                                        =======        ===       ======     =======       =====          =====         =======

           See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         Six Month Period
                                                                                            Ended June 30,
                                                                                  ---------------------------------
                                                                                    1996                    1995
                                                                                  --------                ---------
                                                                                              (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
 MANAGEMENT:
Operations:
        Net income (loss) ..........................................               $  2,054                $  (2,251)
        Items not requiring (providing) cash:
            Depreciation and amortization ..........................                 12,054                   10,704
            Increase in other liabilities ..........................                    156                      223
            Deferred taxes and other - net .........................                    511                    1,315
                                                                                   --------                ---------
               Total ...............................................                 14,775                    9,991
Working capital management:
        Accounts receivable and other current assets ...............                (34,750)                  (5,975)
        Inventories ................................................                  3,683                    3,593
        Prepaid expenses ...........................................                   (638)                     370
        Accounts payable ...........................................                  5,989                   (5,651)
        Accrued expenses and other current liabilities .............                 (3,744)                  (8,517)
                                                                                   --------                ---------
           Cash used by operations and working
              capital management ...................................                (14,685)                  (6,189)
                                                                                   --------                ---------
INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment ........................                 (6,921)                 (25,810)
 Purchases of marketable securities and other short-term investments                 (3,833)                  (4,339)
 Sales of marketable securities and other short-term investments ...                    623                  130,488
 Other - net .......................................................                  7,682                   (4,832)
                                                                                   --------                ---------
          Cash provided (used) by investment activities ............                 (2,449)                  95,507
                                                                                   --------                ---------
FINANCING ACTIVITIES:
 Increase (decrease) in short-term debt ............................                  8,582                   (5,994)
 Increase in long-term debt ........................................                 47,522                   42,500
 Repurchases, payments and current maturities of long-term debt ....                (52,492)                (110,279)
 Distributions to stockholder ......................................                 (2,081)                  (1,063)
                                                                                   --------                ---------
          Cash provided (used) by financing activities .............                  1,531                  (74,836)
                                                                                   --------                ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................                (15,603)                  14,482

CASH AND CASH EQUIVALENTS:
 Beginning of period ...............................................                 32,872                   15,571
                                                                                   --------                ---------
 End of period .....................................................               $ 17,269                $  30,053
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

                                                                       Form 10-Q


                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation and Other Matters

         The consolidated financial statements of Trans-Resources, Inc. (the "Company") include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, New Mexico Potash Corporation ("NMPC") and Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"); Eddy Potash, Inc. ("Eddy"); and Haifa Chemicals Ltd., an Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals South Ltd. The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc., a privately-held corporation. Effective March 31, 1995, the Company acquired the assets of Na-Churs, a company headquartered in Ohio and engaged in the specialty plant nutrient business.

         On May 21, 1996, NMPC and Eddy, which conduct the Company's potash mining and production operations, entered into an Asset Purchase Agreement with Mississippi Chemical Corporation ("MCC") and two indirectly wholly-owned subsidiaries of MCC pursuant to which such subsidiaries would acquire substantially all of the assets of NMPC and Eddy for $45 million, plus a working capital adjustment and the assumption of specified liabilities. It is anticipated that the sale will close later in August, subject to customary closing conditions. During the year ended December 31, 1995 and the six month periods ended June 30, 1995 and June 30, 1996, the potash operations contributed approximately $54,000,000 (14%), $29,000,000 (15%) and $29,000,000 (12%),
respectively, to the Company's revenues, excluding intercompany sales.

         While the Company anticipates a gain on the sale, the amount of such gain will be determined based on audits of NMPC and Eddy as of the closing date. Approximately 50% of the net proceeds will be applied to prepay debt secured by the assets of NMPC or Eddy. In connection with the sale, Vicksburg will enter into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with one of the MCC subsidiary purchasers.

         In the opinion of management, the unaudited consolidated financial statements for the six month periods ended June 30, 1996 and 1995, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.


                                                   Percentage        Period         Percentage         Period
                                                   of Revenues         to          of Revenues           to
                                                   Three Month       Period         Six Month          Period
                                                  Period Ended       Changes      Period Ended         Changes
                                                    June 30,       ---------         June 30,        ----------
                                                ----------------    Increase      ---------------     Increase
                                                 1996       1995   (Decrease)     1996      1995     (Decrease)
                                                ------     ------   --------      -----     -----    ----------
Revenues  . . . . . . . . . . . . . . .         100.0%     100.0%      14.1%      100.0%    100.0%       20.5%
Costs and expenses:
   Cost of goods sold   . . . . . . . . .        81.7       83.2       12.1        81.6      83.6        17.6
General and administrative  . . . . . . .         9.3        9.7        9.4         9.5      10.1        14.2
                                                -----      -----                  -----     -----
Operating income  . . . . . . . . . . . .         9.0        7.1       43.6         8.9       6.3        69.7

   Interest expense   . . . . . . . . . .        (6.8)      (8.1)      (4.3)       (7.1)     (8.4)        1.8
   Interest and other income - net  . . .         0.3        3.0      (87.8)        0.4       2.0       (76.9)
                                                -----      -----                  -----     -----
Income (loss) before income taxes
   and extraordinary item   . . . . . . .         2.5        2.0       38.6         2.2       (.1)    3,002.8

Income tax provision  . . . . . . . . . .         1.3         .9       62.1         1.1       1.0        23.5
                                                -----      -----                  -----     -----
Income (loss) before extraordinary item .         1.2        1.1       20.2         1.1      (1.1)      215.8

Extraordinary item  . . . . . . . . . . .        (0.1)       -       (100.0)       (0.2)      -        (100.0)
                                                -----      -----                  -----     -----
Net income (loss) . . . . . . . . . . . .         1.1%       1.1%       7.1%        0.9%     (1.1)%     191.3%
                                                =====      =====       ====       =====     =====        ====

                                                                       Form 10-Q

RESULTS OF OPERATIONS

         Three month period ended June 30, 1996 compared with the three month period ended June 30, 1995:

         Revenues increased by 14.1% to $122,422,000 in 1996 from $107,342,000 in 1995, an increase of $15,080,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($14,600,000) and potash ($700,000), which were partially offset by slightly lower sales of organic chemicals ($200,000).

         Cost of goods sold as a percentage of revenues decreased by 1.5% during the period (81.7% in 1996 compared with 83.2% in 1995). Gross profit was $22,392,000 in 1996 compared with $18,079,000 in 1995 (18.3% of revenues in 1996 compared with 16.8% of revenues in 1995), an increase of $4,313,000. The primary factors resulting in the increased 1996 gross profit were (i) more favorable currency rates and (ii) higher quantities of potassium nitrate sold. These items were partially offset by lower potash margins in the 1996 period. General and administrative expense increased to $11,440,000 in 1996 from $10,454,000 in 1995, but declined as a percentage of revenues (9.3% of revenues in 1996 compared with 9.7% of revenues in 1995). During the 1995 period the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

         As a result of the matters described above, the Company's operating income increased by $3,327,000 to $10,952,000 in 1996 as compared with $7,625,000 in 1995.

         Interest expense decreased by $377,000 ($8,335,000 in 1996 compared with $8,712,000 in 1995) primarily as a result of the repurchase of certain of the Company's outstanding Senior Subordinated Reset Notes. Interest and other income - net decreased in 1996 by $2,864,000, principally as the result of (i) the 1995 period including a gain relating to the February, 1994 fire at HCL ($1,700,000), (ii) the net change in adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges ($500,000) and (iii) the 1995 period including interest income relating to a prior year tax refund ($800,000). As a result of the above factors, income before income taxes and extraordinary item increased by $840,000 in 1996. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         In the 1996 period the Company acquired $7,885,000 principal amount of its Senior Subordinated Reset Notes due September 1, 1996, which resulted in a loss of $160,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1995 period.

         Six month period ended June 30, 1996 compared with the six month period ended June 30, 1995:

         Revenues increased by 20.5% to $240,664,000 in 1996 from $199,731,000 in 1995, an increase of $40,933,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($39,600,000), organic chemicals ($900,000) and potash ($400,000).

         Cost of goods sold as a percentage of revenues decreased by 2.0% during the period (81.6% in 1996 compared with 83.6% in 1995). Gross profit was $44,372,000 in 1996 compared with $32,758,000 in 1995 (18.4% of revenues in 1996 compared with 16.4% of revenues in 1995), an increase of $11,614,000. The primary factors resulting in the increased 1996 gross profit were (i) more favorable currency rates, (ii) higher quantities of potassium nitrate sold and
(iii) the inclusion of the results of Na-Churs for the full 1996 period as compared with only three months in 1995. These items were partially offset by lower potash and organic chemicals margins in the 1996 period. General and administrative expense increased to $23,085,000 in 1996 from $20,213,000 in 1995, but declined as a percentage of revenues (9.5% of revenues in 1996 compared with 10.1% of revenues in 1995). During the 1995 period the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

         As a result of the matters described above, the Company's operating income increased by $8,742,000 to $21,287,000 in 1996 as compared with $12,545,000 in 1995.

         Interest expense increased by $302,000 ($17,048,000 in 1996 compared with $16,746,000 in 1995) primarily as a result of interest on the long-term debt that financed the construction of the Company's K3 Plant in Israel, partially offset by reduced interest expense resulting from the repurchase of certain of the Company's outstanding Senior Subordinated Reset Notes. Interest and other income - net decreased in 1996 by $3,095,000, principally as the result of (i) the 1995 period including a gain relating to the February, 1994 fire at HCL ($1,700,000) and (ii) the net change in adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges ($1,500,000). As a result of the above factors, income before income taxes and extraordinary item increased by

$5,345,000 in 1996. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         In the 1996 period the Company acquired $19,122,000 principal amount of its Senior Subordinated Reset Notes due September 1, 1996, which resulted in a loss of $553,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1995 period.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at June 30, 1996 and December 31, 1995 was $105,962,000 and $82,011,000, respectively.

         Operations for the six month periods ended June 30, 1996 and 1995, after adding back non-cash items, provided cash of approximately $14,800,000 and $10,000,000, respectively. During such periods other changes in working capital used cash of approximately $29,500,000 and $16,200,000, respectively, resulting in net cash being used by operating activities and working capital management of approximately $14,700,000 and $6,200,000, respectively.

         Investment activities during the six month periods ended June 30, 1996 and 1995 provided (used) cash of approximately ($2,400,000) and $95,500,000, respectively, including additions to property in 1996 and 1995 of approximately $6,900,000 and $25,800,000, respectively, net purchases of marketable securities and other short-term investments of approximately $3,800,000 and $4,300,000, respectively, and sales of marketable securities and other short-term investments of approximately $600,000 and $130,500,000, respectively. No major property additions occurred in 1996. The 1995 property additions principally relate to (i) the construction of the K3 Plant, (ii) the replacement of the HCL production unit damaged in a fire in February, 1994 and (iii) the construction of a new potassium carbonate manufacturing facility. The 1995 sales of marketable securities and short-term investments relate principally to the purchase in 1994, and the liquidation in 1995, of the pledged certificates of deposit ("CD's") relating to the Loan Agreement described below.

         Financing activities during the six month periods ended June 30, 1996 and 1995, provided (used) cash of approximately $1,500,000 and ($74,800,000), respectively (principally relating to the increase of certain long-term debt in 1994 and the prepayment of such debt in 1995, which is described below).

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

         As of June 30, 1996, the Company had outstanding long-term debt (excluding current maturities) of $303,115,000. The Company's primary source of liquidity is cash flow generated from operations and its unused credit lines.

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 38% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the six month periods ended June 30, 1996 and 1995, would have (decreased) increased by approximately ($3,200,000) and $8,600,000, respectively.

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

CAPITAL EXPENDITURES

         During the six month period ended June 30, 1996 the Company invested approximately $6,900,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1996 will aggregate approximately $20,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed (most recently in the Form 10-K), a number of antitrust class action lawsuits were filed in several United States District Courts, and consolidated for pretrial purposes in the United States District Court for Minnesota, against the major United States potash producers, including Eddy and NMPC. Oral arguments on defendants' motions for summary judgment were held on April 18, 1996. The motions are still pending. The trial is now scheduled to commence on October 31, 1996.

         Also as previously disclosed, on or about November 26, 1993, Eddy and NMPC (and other major United States potash producers) were served with subpoenas issued by the United States District Court for the Northern District of Ohio to produce documents to a grand jury authorized by the U.S. Department of Justice Antitrust Division ("DOJ") to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions described above. In June 1996, the DOJ notified counsel that the investigation had been closed by the DOJ without any action being taken by the DOJ.

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




                                                 TRANS-RESOURCES, INC.
                                            -----------------------------
                                                    (Registrant)



Date: August 9, 1996                              Lester W. Youner
                                            -----------------------------
                                            Vice President, Treasurer and
                                                 Chief Financial Officer

                             TRANS-RESOURCES, INC.
                               INDEX TO EXHIBITS


Exhibit         Description                     Page No.
- -------         -----------                     --------
  27            Financial Data Schedule.           18