Form 10-Q
period 1996-09-30
TRANS RESOURCES INC
filed 1996-11-14
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


          [Mark One]

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From _____ To ______

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

                                YES _X_ NO___


At November 12, 1996, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                       Form 10-Q


                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                               September 30, 1996


                                                                           Page
                                                                          Number
                                                                          ------
PART I
-----

Item 1. - Financial Statements (Unaudited):

          Consolidated Statements of Operations .........................    3

          Consolidated Balance Sheets ...................................    4

          Consolidated Statement of Stockholder's Equity ................    5

          Consolidated Statements of Cash Flows .........................    6

          Notes to Unaudited Consolidated Financial Statements ..........    7

Item 2. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................    9

PART II
-------

Item 1. - Legal Proceedings .............................................   15

Item 5. - Other Information .............................................   17

Item 6. - Exhibits and Reports on Form 8-K ..............................   17

Signatures ..............................................................   18

                                                                       Form 10-Q
                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Month Period         Nine Month Period
                                         Ended September  30,       Ended September  30,
                                        ---------------------     -----------------------
                                                            (000's)
                                          1996         1995         1996           1995
                                        --------     --------     ---------     ---------
REVENUES ...........................    $ 90,910     $ 87,871     $ 331,574     $ 287,602

COSTS AND EXPENSES:
   Cost of goods sold ..............      75,914       74,466       272,206       241,439
   General and administrative ......      11,464       10,749        34,549        30,962
                                        --------     --------     ---------     ---------
OPERATING INCOME ...................       3,532        2,656        24,819        15,201

   Interest expense ................      (7,799)      (8,853)      (24,847)      (25,599)
   Interest and other income - net .      24,547        2,188        25,475         6,211
                                        --------     --------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES ..      20,280       (4,009)       25,447        (4,187)
                                        --------     --------     ---------     ---------
INCOME TAX PROVISION (BENEFIT):
   Current .........................         488         (935)        1,914         1,200
   Deferred ........................         652          (63)        1,786          (125)
                                        --------     --------     ---------     ---------
                                           1,140         (998)        3,700         1,075
                                        --------     --------     ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM ............................      19,140       (3,011)       21,747        (5,262)

EXTRAORDINARY ITEM .................          --           --          (553)           --
                                        --------     --------     ---------     ---------
NET INCOME (LOSS) ..................    $ 19,140     $ (3,011)    $  21,194     $  (5,262)
                                        ========     ========     =========     =========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,  December 31,
                                                                  1996           1995
                                                              -------------  ------------
                                                               (Unaudited)
                                                                        (000's)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ..............................    $  36,410     $  32,872
    Accounts receivable ....................................       78,841        75,630
    Inventories:
      Finished goods .......................................       46,531        46,030
      Raw materials ........................................       16,712        20,444
    Other current assets ...................................       26,003        19,364
    Prepaid expenses .......................................       17,599        19,316
                                                                ---------     ---------
      Total Current Assets .................................      222,096       213,656

PROPERTY, PLANT AND EQUIPMENT - NET ........................      200,102       220,191

OTHER ASSETS ...............................................       26,007        33,255
                                                                ---------     ---------
      Total ................................................    $ 448,205     $ 467,102
                                                                =========     =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ...................    $  17,762     $  40,703
    Short-term debt ........................................       14,790         6,145
    Accounts payable .......................................       51,548        51,383
    Accrued expenses and other current liabilities .........       22,352        33,414
                                                                ---------     ---------
      Total Current Liabilities ............................      106,452       131,645
                                                                ---------     ---------
LONG-TERM DEBT - NET:
    Senior indebtedness, notes payable and other obligations      158,048       174,506
    Senior subordinated indebtedness - net .................      114,149       114,074
                                                                ---------     ---------
      Long-Term Debt - net .................................      272,197       288,580
                                                                ---------     ---------
OTHER LIABILITIES ..........................................       29,614        26,202
                                                                ---------     ---------
STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
      authorized, issued and outstanding ...................        7,960         7,960
    Common stock, $.01 par value, 3,000 shares authorized,
      issued and outstanding ...............................           --            --
    Additional paid-in capital .............................        8,682         8,682
    Retained earnings ......................................       23,232         4,764
    Cumulative translation adjustment ......................         (427)         (594)
    Unrealized gains (losses) on marketable securities .....          495          (137)
                                                                ---------     ---------
      Total Stockholder's Equity ...........................       39,942        20,675
                                                                ---------     ---------
      Total ................................................    $ 448,205     $ 467,102
                                                                =========     =========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                   Nine Month Period Ended September 30, 1996
                                   (Unaudited)

                                                      Additional                Cumulative      Unrealized
                             Preferred      Common     Paid-In      Retained    Translation    Gains(Losses)
                               Stock         Stock     Capital      Earnings    Adjustment     on Securities     Total
                             ---------      ------    ----------    --------    -----------    -------------    -------
                                                                     (000's)
BALANCE, January 1, 1996....    $7,960         $ --       $8,682      $ 4,764        $(594)          $(137)       $20,675

  Net income................                                           21,194                                      21,194

  Dividends paid:
      Common stock..........                                           (2,088)                                     (2,088)
      Preferred stock.......                                             (638)                                       (638)

  Net change during period..                                                           167             632            799
                                ------         ----       ------      -------        -----           -----        -------
BALANCE September 30, 1996..    $7,960         $ --       $8,682      $23,232        $(427)          $ 495        $39,942
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

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Month Period
                                                                          Ended September 30,
                                                                         ----------------------
                                                                           1996          1995
                                                                         --------     ---------
                                                                                (000's)
 OPERATING ACTIVITIES AND WORKING CAPITAL
       MANAGEMENT:
 Operations:
    Net income (loss) .................................................    $ 21,194     $  (5,262)
    Items not requiring (providing) cash:
      Depreciation and amortization ...................................      17,426        16,224
      Deferred taxes and other - net, including gain on sale of
         potash business in 1996 ......................................     (22,806)        1,009
                                                                           --------     ---------
         Total ........................................................      15,814        11,971
 Working capital management:
    Accounts receivable and other current assets ......................     (10,041)       19,809
    Inventories .......................................................      (4,546)       (2,440)
    Prepaid expenses ..................................................      (2,495)       (3,075)
    Accounts payable ..................................................       2,276       (18,646)
    Accrued expenses and other current liabilities ....................      (9,609)      (13,925)
                                                                           --------     ---------
      Cash used by operations and working
         capital management ...........................................      (8,601)       (6,306)
                                                                           --------     ---------
INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment ...........................     (10,828)      (31,661)
 Purchases of marketable securities and other short-term investments ..      (5,294)       (4,371)
 Sales of marketable securities and other short-term investments ......         889       132,406
 Other - net, including proceeds from sale of potash business in 1996..      61,272        (3,916)
                                                                           --------     ---------
      Cash provided by investment activities ..........................      46,039        92,458
                                                                           --------     ---------
FINANCING ACTIVITIES:
 Increase (decrease) in short-term debt ...............................       8,645        (3,823)
 Increase in long-term debt ...........................................      49,264        42,892
 Repurchases, payments and current maturities of long-term debt .......     (89,083)     (117,267)
 Distributions to stockholder .........................................      (2,726)       (1,495)
                                                                           --------     ---------
      Cash used by financing activities ...............................     (33,900)      (79,693)
                                                                           --------     ---------
INCREASE IN CASH AND CASH EQUIVALENTS .................................       3,538         6,459

CASH AND CASH EQUIVALENTS:
 Beginning of period ..................................................      32,872        15,571
                                                                           --------     ---------
 End of period ........................................................    $ 36,410     $  22,030
                                                                           ========     =========

          See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation and Other Matters

      The consolidated financial statements of Trans-Resources, Inc. (the "Company") include the Company and its direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. The Company's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, NMPC, Inc. (name changed from New Mexico Potash Corporation upon completion of the sale of the Company's potash business in August, 1996; "NMPC"); and Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"); EDP, Inc. (name changed from Eddy Potash, Inc. upon completion of the sale of the Company's potash business in August, 1996; "EDP"); and Haifa Chemicals Ltd., an Israeli corporation ("HCL"), and HCL's wholly-owned subsidiary, Haifa Chemicals South Ltd. ("HCSL"). The Company is a wholly-owned subsidiary of TPR Investment Associates, Inc., a privately-held corporation. Effective March 31, 1995, the Company acquired the assets of Na-Churs, a company headquartered in Ohio and engaged in the specialty plant nutrient business.

      Pursuant to an Asset Purchase Agreement, dated as of May 21, 1996, by and among Mississippi Chemical Corporation ("MCC"), Mississippi Acquisition I, Inc. ("MI"), Mississippi Acquisition II, Inc. ("MII"), both of which are indirect wholly-owned subsidiaries of MCC (MI and MII being collectively called the "Designated Buyers"), and NMPC and EDP (NMPC and EDP being collectively called the "Sellers"), on August 16, 1996 (the "Closing Date") NMPC and EDP sold substantially all of their assets to MI and MII, respectively, for an aggregate consideration of $45,000,000 plus a working capital adjustment (described below) and the assumption of specified liabilities (but excluding, among other things, liabilities, if any, which may arise in connection with certain antitrust litigation described in the Form 10-K (defined below) and in Part II - Item 1 "Legal Proceedings" below). The sale of the Company's potash business resulted in a pre-tax gain, after considering certain costs relating thereto, of approximately $22,900,000. Such gain is included in "Interest and other income - net" in the accompanying Consolidated Statements of Operations.

      NMPC and EDP had conducted the Company's potash mining and production operations. During the year ended December 31, 1995 and the nine month periods ended September 30, 1995 and September 30, 1996, the potash operations contributed approximately $54,000,000 (14%), $39,000,000 (13%) and $35,000,000
(11%), respectively, to the Company's consolidated revenues, after eliminating intercompany sales.

      On the Closing Date, the Designated Buyers paid $10,638,000 pursuant to the above-mentioned working capital adjustment. The final amount of the adjustment will be determined pursuant to a combined Closing Date Balance Sheet for Sellers.

      Approximately 50% of the aggregate proceeds received on the Closing Date were applied to prepay debt secured by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with MI.

      In the opinion of management, the unaudited consolidated financial statements for the nine month periods ended September 30, 1996 and 1995, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                      Percentage                                     Percentage
                                                      of Revenues             Period                 of Revenues            Period
                                                 --------------------           to              -------------------           to
                                                      Three Month             Period                 Nine Month             Period
                                                     Period Ended             Changes               Period Ended           Changes
                                                     September 30,          ----------              September 30,         ----------
                                                 --------------------        Increase           -------------------        Increase
                                                  1996           1995       (Decrease)           1996          1995       (Decrease)
                                                 -----          -----       ----------          -----         -----       ----------
Revenues ................................        100.0%         100.0%            3.5%          100.0%        100.0%         15.3%
Costs and expenses:
   Cost of goods sold ...................         83.5           84.7             1.9            82.1          84.0          12.7
   General and administrative ...........         12.6           12.3             6.7            10.4          10.7          11.6
                                                 -----          -----                           -----         -----
Operating income ........................          3.9            3.0            33.0             7.5           5.3          63.3

   Interest expense .....................         (8.6)         (10.1)          (11.9)           (7.5)         (8.9)         (2.9)
   Interest and other income - net ......         27.0            2.5         1,021.9             7.7           2.1         310.2
                                                 -----          -----                           -----         -----
Income (loss) before income taxes .......         22.3           (4.6)          605.9             7.7          (1.5)        707.7

Income tax provision (benefit) ..........          1.3           (1.2)          214.2             1.1            .3         244.2
                                                 -----          -----                           -----         -----
Income (loss) before extraordinary item..         21.0           (3.4)          735.7             6.6          (1.8)        513.3

Extraordinary item ......................           --             --              --            (0.2)           --         100.0
                                                 -----          -----         -------           -----         -----         -----
Net income (loss) .......................         21.0%          (3.4)%         735.7%            6.4%         (1.8)%       502.8%
                                                 =====          =====         =======           =====         =====         =====

                                                                       Form 10-Q

RESULTS OF OPERATIONS

      Three month period ended September 30, 1996 compared with the three month period ended September 30, 1995:

      Revenues increased by 3.5% to $90,910,000 in 1996 from $87,871,000 in
1995, an increase of $3,039,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($6,500,000) and organic chemicals ($300,000), which were partially offset by slightly lower sales of potash ($3,800,000), with such lower sales primarily the result of the sale of the Company's potash business in August, 1996.

      Cost of goods sold as a percentage of revenues decreased by 1.2% during the period (83.5% in 1996 compared with 84.7% in 1995). Gross profit was $14,996,000 in 1996 compared with $13,405,000 in 1995 (16.5% of revenues in 1996 compared with 15.3% of revenues in 1995), an increase of $1,591,000. The primary factor resulting in the increased 1996 gross profit was more favorable currency rates in the 1996 period. This was partially offset by lower quantities of potassium nitrate sold and by lower organic chemical margins in the 1996 period. General and administrative expense increased to $11,464,000 in 1996 from $10,749,000 in 1995, and increased slightly as a percentage of revenues (12.6% of revenues in 1996 compared with 12.3% of revenues in 1995).

      As a result of the matters described above, the Company's operating income increased by $876,000 to $3,532,000 in 1996 as compared with $2,656,000 in 1995.

      Interest expense decreased by $1,054,000 ($7,799,000 in 1996 compared with $8,853,000 in 1995) primarily as the result of the repurchase and maturity of the Company's outstanding Senior Subordinated Reset Notes and the 1996 prepayment of certain senior indebtedness from a portion of the proceeds from the sale of the potash business. Interest and other income - net increased in 1996 by $22,359,000, principally as the result of (i) the 1996 period including a gain relating to the sale of the Company's potash business ($22,900,000), partially offset by (ii) the net change in adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges ($2,000,000).

      As a result of the above factors, income before income taxes and extraordinary item increased by $24,289,000 in 1996. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

      Nine month period ended September 30, 1996 compared with the nine month period ended September 30, 1995:

      Revenues increased by 15.3% to $331,574,000 in 1996 from $287,602,000 in
1995, an increase of $43,972,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($46,200,000) and organic chemicals ($1,300,000), which were partially offset by lower sales of potash ($3,500,000), with such lower sales primarily the result of the sale of the Company's potash business in August, 1996.

      Cost of goods sold as a percentage of revenues decreased by 1.9% during the period (82.1% in 1996 compared with 84.0% in 1995). Gross profit was $59,368,000 in 1996 compared with $46,163,000 in 1995 (17.9% of revenues in 1996 compared with 16.0% of revenues in 1995), an increase of $13,205,000. The primary factors resulting in the increased 1996 gross profit were (i) more favorable currency rates, (ii) higher quantities of potassium nitrate sold and
(iii) the inclusion of the results of Na-Churs for the full 1996 period as compared with only six months in 1995. These increases were partially offset by lower potash and organic chemicals margins in the 1996 period. General and administrative expense increased to $34,549,000 in 1996 from $30,962,000 in 1995, but declined as a percentage of revenues (10.4% of revenues in 1996 compared with 10.7% of revenues in 1995). During the 1995 period the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

      As a result of the matters described above, the Company's operating income increased by $9,618,000 to $24,819,000 in 1996 as compared with $15,201,000 in
1995.

      Interest expense decreased by $752,000 ($24,847,000 in 1996 compared with $25,599,000 in 1995) primarily as the result of reduced interest expense resulting from the repurchase of certain of the Company's outstanding Senior Subordinated Reset Notes partially offset by interest on the long-term debt that financed the construction of the Company's K3 Plant in Israel. Interest and other income - net increased in 1996 by $19,264,000, principally as the result of (i) the 1996 period including a gain relating to the sale of the Company's potash business ($22,900,000) partially offset by (ii) the net change in adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges ($3,500,000).

      As a result of the above factors, income before income taxes and extraordinary item increased by $29,634,000 in 1996. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

      In the 1996 period the Company acquired $19,122,000 principal amount of its Senior Subordinated Reset Notes due September 1, 1996 prior to its maturity, which resulted in a loss of $553,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1995 period.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's consolidated working capital at September 30, 1996 and December 31, 1995 was $115,644,000 and $82,011,000, respectively.

      Operations for the nine month periods ended September 30, 1996 and 1995, after adding back non-cash items, provided cash of approximately $15,800,000 and $12,000,000, respectively. During such periods other changes in working capital used cash of approximately $24,400,000 and $18,300,000, respectively, resulting in net cash being used by operating activities and working capital management of approximately $8,600,000 and $6,300,000, respectively.

      Investment activities during the nine month periods ended September 30, 1996 and 1995 provided cash of approximately $46,000,000 and $92,500,000, respectively, including additions to property in 1996 and 1995 of approximately $10,800,000 and $31,700,000, respectively, net purchases of marketable securities and other short-term investments of approximately $5,300,000 and $4,400,000, respectively, and sales of marketable securities and other short-term investments of approximately $900,000 and $132,400,000, respectively. No major property additions occurred in 1996. The 1995 property additions principally relate to (i) the construction of the K3 Plant, (ii) the replacement of the HCL production unit damaged in a fire in February, 1994 and (iii) the construction of a new potassium carbonate manufacturing facility. The 1995 sales of marketable securities and short-term investments relate principally to the purchase in 1994, and the liquidation in 1995, of the pledged certificates of deposit ("CD's") relating to the Loan Agreement described below. During the 1996 period the Company sold its potash business and realized gross proceeds of approximately $55,600,000. Approximately 50% of such gross proceeds were applied to prepay certain senior indebtedness related to the Company's potash business.

      Financing activities during the nine month periods ended September 30, 1996 and 1995, used cash of approximately $33,900,000 and $79,700,000, respectively (principally relating to the increase of certain long-term debt in 1994 and the prepayment of such debt in 1995, which is described below).

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

      As of September 30, 1996, the Company had outstanding long-term debt (excluding current maturities) of $272,197,000. The Company's primary source of liquidity is cash flow generated from operations and its unused credit lines.

      Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 40% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the nine month periods ended September 30, 1996 and 1995, would have increased (decreased) by approximately ($4,100,000) and $10,300,000, respectively.

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

CAPITAL EXPENDITURES

      During the nine month period ended September 30, 1996 the Company invested approximately $10,800,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1996 will aggregate approximately $16,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters.

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

ENVIRONMENTAL MATTERS

      See Item 1 - "Business - Environmental Matters" and Note O of Notes to Consolidated Financial Statements included in the Company's Form 10-K, and "Legal Proceedings" below for information regarding environmental matters relating to the Company's various facilities.

OTHER MATTERS

      HCL's current labor agreements with its union employees expire on December 31, 1996. HCL has indicated that it wants to negotiate a fundamentally new agreement and not continue within the framework of the existing agreement. The unions have objected and are currently on strike. With the exception of HCSL's plant, HCL's manufacturing facilities have not been operating since October 29, 1996. HCL's management will continue to seek to resolve the labor dispute and to negotiate new labor agreements with it's union employees. HCL is unable to predict the duration of the work stoppage or the impact thereof.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      1. As previously disclosed (most recently in the Form 10-K and in the Form 10-Q for the period ended June 30, 1996), a number of antitrust class action lawsuits were filed in several United States District Courts, and consolidated for pretrial purposes in the United States District Court for Minnesota, against the major United States potash producers, including NMPC and EDP. On or about December 21, 1995 the defendants filed motions for summary judgment before a specially appointed Magistrate Judge. On September 13, 1996 the Magistrate Judge issued a Report and Recommendation recommending that U.S. District Court Judge Kyle grant the motions filed by NMPC, EDP and the other defendants for summary judgement as to all of the plaintiffs' claims. Plaintiffs have filed objections to the Report and Recommendation and Judge Kyle has established a briefing schedule and set a hearing date for oral argument on December 19, 1996. If Judge Kyle does not accept the Report and Recommendation, the trial is scheduled to commence on May 12, 1997.

      2. On October 24, 1995, several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an October 23, 1995 explosion of a tank car at a plant of a Vicksburg customer located in Bogalusa, Louisiana. The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. Subsequently, at least 146 suits were filed in the State Court for the 22nd Judicial District, Washington Parish, Louisiana. All of the cases have been consolidated in this State Court and the consolidated suit certified as a class action. Vicksburg and Cedar are included among the defendants in the class action. In addition, two recent suits, one on behalf of the City of Bogalusa, have been filed in the same court naming, among the defendants, Vicksburg, Cedar and the Company. Also, 10 separate suits naming an aggregate of more than 8,000 plaintiffs have been filed in the Circuit Court of Hinds County, Mississippi naming, among the defendants, Vicksburg, Cedar and the Company. The plaintiffs in all of these suits seek unspecified damages arising out of the alleged exposure to toxic fumes which were allegedly released as a result of the explosion and the City of Bogalusa also seeks reimbursement of expenses allegedly resulting from the explosion. The suits have been tendered to the Company's liability insurance carriers for defense and indemnification. Vicksburg and Cedar have commenced an action in the 22nd Judicial District Court, Washington Parish, Louisiana against their principal insurance carriers (whose insurance policies also include the Company as an additional named insured) seeking a declaratory judgement that Cedar and Vicksburg are entitled to defense costs and indemnification with respect to these claims.

      3. As previously disclosed in Item 1 - "Business-Environmental Matters" of the Form 10-K, as a result of the production of phosphoric acid, HCL generates acid sludge and liquid acid effluents. HCL currently disposes of its liquid acid effluents in a local river (the "River"). On December 21, 1994, a private criminal complaint was filed in the Magistrate's Court of Haifa against HCL and its directors alleging violation of specified Israeli environmental laws through HCL's dumping of chemical waste into the River without adequate permits.

            On July 8, 1996 HCL submitted to the Israel Ministry of Environment (the "Ministry") a proposed comprehensive land solution plan for the handling and disposal of the sludge and effluents produced by HCL's plant (the "Plan"). The Plan was based on the joint work of HCL and representatives of the Ministry. The Plan generally consists of two objectives: (i) decreasing the quantities and concentrations of the effluents disposed of into the River, in several phases, each dealing with a different category of effluents, and (ii) a permanent land solution for the sludge currently being disposed of in the Mediterranean Sea, by filterizing and purifying the sludge in a special purifying plant to be built by HCL, and the disposal thereof at a land site to be approved by the Ministry. Implementation of the Plan is anticipated to require between 4.5 years and six years, and is estimated to cost up to $15 million. HCL is seeking Israeli Governmental financial support for the implementation of the Plan.

            The Ministry approved the Plan on July 11, 1996 and withdrew its objection to granting HCL a temporary permit for disposal of liquid acid effluents into the Haifa Bay. Such permit was accordingly granted on July 24, 1996, effective to July 31, 1997, permitting disposal of liquid acid effluents through the River and out to the Haifa Bay, subject to certain restrictions on quantities and concentrations, inspection and reporting duties and certain other conditions. Although HCL has applied to the Israeli Attorney General for a suspension of the proceedings in the criminal complaint, the Attorney General has denied HCL's applications.

ITEM 5.  OTHER INFORMATION

For a description of the work stoppage at HCL, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit 27 - Financial Data Schedule.

(b)   Reports on Form 8-K.

      On August 30, 1996 the Company filed a Current Report on Form 8-K disclosing, under Item 2 of Form 8-K, the August 16, 1996 sale by NMPC and EDP of substantially all of their assets to two subsidiaries of Mississippi Chemical Corporation. The Form 8-K included a Pro Forma Condensed Consolidated Balance Sheet of the Company as of June 30, 1996 and Pro Forma Condensed Consolidated Statements of Operations of the Company for the six month period ended June 30, 1996 and the year ended December 31, 1995.

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




                                                 TRANS-RESOURCES, INC.
                                            -----------------------------
                                                     (Registrant)



Date: November 12, 1996                             Lester W. Youner
                                            -----------------------------
                                            Vice President, Treasurer and
                                                Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

Exhibit        Description                                         Page No.
-------        -----------                                         --------
27             Financial Data Schedule.                               20