Form 10-K405
period 1996-12-31
TRANS RESOURCES INC
filed 1997-03-31
CIK 810020

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       or
/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (212) 888-3044
                                   ----------
        Securities registered pursuant to Section 12 (b) of the Act: NONE
                                   ----------
        Securities registered pursuant to Section 12 (g) of the Act: NONE
                                   ----------

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the aggregate market value of the voting stock held by non-affiliates of registrant.
                           None held by non-affiliates

         Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at March 28, 1997
Common Stock, par value $.01 per share                3,000 shares
                                      (Owned by TPR Investment Associates, Inc.)

                      Documents incorporated by reference.
                                      None

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Business..........................................................   1

Item 2.   Properties........................................................   9

Item 3.   Legal Proceedings.................................................   9

Item 4.   Submission of Matters to a Vote of Security Holders...............  10

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.............................................  11

Item 6.   Selected Financial Data...........................................  11

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  12

Item 8.   Financial Statements and Supplementary Data.......................  16

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  16

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................  17

Item 11.  Executive Compensation............................................  18

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  20

Item 13.  Certain Relationships and Related Transactions....................  21

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  21

Signatures    ..............................................................  22

                                     PART I

ITEM 1.  Business

         Trans-Resources, Inc., a privately-owned Delaware corporation ("TRI"), operates through its subsidiaries and it is a multinational manufacturer of specialty plant nutrients, organic chemicals and industrial chemicals and distributes its products in over 80 countries. As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. The Company is the world's largest producer of potassium nitrate, which is marketed principally under the brand names K-Power domestically and Multi-K internationally (collectively referred to as K-Power). On August 16, 1996, the Company sold its potash mining operations, as described below. During 1996, specialty plant nutrients, organic chemicals, industrial chemicals and potash contributed approximately 52%, 11%, 28% and 9%, respectively, of the Company's total revenues. The following table sets forth the primary markets and applications for each of the Company's current principal products:

   Principal Products               Primary Markets                              Applications
   ------------------               ---------------                              ------------
SPECIALTY PLANT NUTRIENTS
   K-Power                    -  Fresh fruits and vegetables,           -  Fertigation and foliar sprays
                                 flowers, cotton and tobacco               (fully soluble, readily absorbed,
   Polyfeed                      Horticulture                              no harmful residues)
   Multi-MAP                     Horticulture
   Multi-MKP                     Horticulture
   Magnisal                      Vegetables, citrus, tropical
                                 fruits and flowers
   Multicote                  -  Vegetables, turf, fruit trees and      -  Time release of nutrients (to
                                 potted plants                             optimize plant feeding and
                                                                           minimize labor requirements)
ORGANIC CHEMICALS
   Propanil                   -  Rice                                   -  Broad spectrum weed control
   Dichloroaniline            -  Organic chemical manufacturers         -  Intermediate propanil product
   Butoxone                   -  Peanuts                                -  Weed control
   Diuron                     -  Food crops, alfalfa and cotton         -  Broad use herbicide
   Ethephon                   -  Cotton, fruit and vegetables           -  Plant growth regulator
   Tham                       -  Industrial and pharmaceutical          -  Buffering agent
                                 companies
   Custom Manufacturing       -  Various industrial companies           -  Various organic synthesis

INDUSTRIAL CHEMICALS
   Technical Grade Potassium  -  Glass, ceramics, food, explosives,     -  Oxidization and ion exchange
     Nitrate                     metal, petrochemical and heat
                                 treatment industries
   Potassium Carbonate        -  Glass, detergents and horticulture     -  Oxidization and cleansing
   Phosphoric Acid            -  Industrial production, food and        -  Metal treatment, industrial
                                 fertilizer industries                     cleaning and fermentation
   Sodium Tripolyphosphate    -  Soaps and detergents                   -  Cleansing ingredient
   Monoammonium Phosphate     -  Chemical manufacturers                 -  Fire extinguishing powders
   Diammonium Phosphate          Chemical manufacturers                    and fire retardant formulations
   Monopotassium Phosphate    -  Food processing companies              -  Fermentation process
   Sodium Acid Pyrophosphate  -  Food processing companies              -  Baking powders and potato
                                                                           processing
   Chlorine                   -  Chemical companies                     -  Water purification, production of
                                                                           paper pulp and PVC pipe
   Nitrogen Tetroxide         -  United States Government               -  Aerospace fuel additive

         Of the Company's total revenues for the year ended December 31, 1996, approximately 35% and 39% were derived from sales in the United States and Europe, respectively, with the remainder derived from sales in many other countries.

         TRI's direct and indirect wholly-owned subsidiaries include Haifa Chemicals Limited ("HCL"), an Israeli corporation, and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd., an Israeli corporation ("HCSL"); Cedar Chemical Corporation, a Delaware corporation ("Cedar"), and Cedar's wholly-owned subsidiaries, Vicksburg Chemical Company, a Delaware corporation ("Vicksburg"), and NMPC, Inc., a New Mexico corporation (("NMPC") formerly New Mexico Potash Corporation); Na-Churs Plant Food Company ("Na-Churs"), a Delaware corporation (Na-Churs was acquired in March, 1995); and EDP, Inc., a Delaware Corporation (("EDP") formerly Eddy Potash, Inc.). TRI was incorporated in Delaware in 1971 under the name Trans-Pacific Resources, Inc.

         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The impact of the loss of the production unit, including the effect of business interruption, was substantially covered by insurance. The insurance proceeds for the property damage was for replacement value, which substantially exceeded the recorded carrying value of the damaged assets. See Note D of Notes to Consolidated Financial Statements for additional information. The Company completed the replacement of the damaged production unit during 1995.

         On August 16, 1996 NMPC and EDP sold substantially all of their assets for an aggregate consideration of $56,154,000, including a payment for working capital of $11,154,000 and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation - see Part I - Item 3 "Legal Proceedings"). The sale of the Company's potash operations resulted in a pre-tax gain, after considering certain costs relating thereto, of $22,579,000. Such gain is included in "Interest and other income - net" in the accompanying Consolidated Statements of Operations. NMPC and EDP had conducted the Company's potash mining and production operations. During the years ended December 31, 1994, 1995 and 1996, the potash operations contributed approximately $57,000,000 (17%), $54,000,000 (14%) and $35,000,000 (9%),
respectively, to the Company's consolidated revenues, after eliminating intercompany sales. Approximately 50% of the aggregate sales proceeds received from the buyers were applied to prepay debt secured by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with the buyer.

         See "Personnel and Labor Relations" below and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for certain information regarding a labor dispute and strike at HCL commencing in October, 1996 which significantly impacted the Company's financial results.

SPECIALTY PLANT NUTRIENTS

         The Company is a multinational manufacturer of a range of specialty plant nutrients, which contributed approximately $216,000,000 to the Company's revenues for the year ended December 31, 1996, of which K-Power contributed a substantial portion. The Company is the world's largest producer of potassium nitrate.

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

         Worldwide demand for potassium nitrate has been growing steadily since potassium nitrate was introduced in the 1960's. The market for K-Power has enjoyed steady volume growth because it increases plant yields, improves crop quality and shortens growing cycles. As a result, potassium nitrate commands a price premium over other potassic plant nutrients such as potassium sulfate and sulfate of potash magnesia, used in combination with ammonium nitrate.

         After a multi-year research and development effort, the Company developed a technology for the coating of potassium nitrate and other specialty plant nutrients which promotes the controlled release of nutrients over time. These products increase nutrient uptake by plants while minimizing fertilizer runoff into the soil, thus satisfying growing environmental concerns, and reducing labor requirements. The Company markets these controlled release plant nutrients products under the Multicote brand name.

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

         To market its specialty plant nutrients, the Company has established a worldwide network of agents and distributors and uses storage facilities in certain countries to provide prompt and responsive customer service. However, depending on the conditions prevailing in the particular market, certain large users are serviced directly and certain products are covered by product managers who have worldwide responsibility for such products. In order to further improve service to its customers in Western Europe, the Company has established subsidiaries in the United Kingdom, Belgium, Spain and Italy. A French subsidiary engaged in the fertilizer business and having its own sales and distribution network also markets the Company's specialty plant nutrients. The Company also has established a subsidiary in Mexico. For United States sales, the Company utilizes its own sales force and also works in selected areas through brokers.

         In general, in the United States, the Company sells K-Power to blenders who produce mixed fertilizers containing potassium nitrate, which is then sold to growers. Internationally, the Company's distributors usually sell directly to growers.

         Manufacturing. The Company believes it accounts for approximately 65% of the world's production of potassium nitrate and its current annual potassium nitrate production capacity is approximately 550,000 metric tons. To meet the anticipated continued growing demand of the market, in late 1994 the Company expanded its production capacity by constructing a new facility (the "K3 Plant") in Israel, with capacity to produce annually approximately 110,000 metric tons of potassium nitrate and 15,000 metric tons of phosphoric acid. Capacity of the K3 Plant may be expanded in subsequent years. Provided it complies with the conditions specified in the applicable certificate of approval, HCL will receive, with respect to taxable income derived from the K3 Plant, certain benefits accorded under Israel's Investments Law. See "Facilities and Suppliers" below.

         Competition. The Company's only significant competitor in the production and sale of potassium nitrate is Sociedad Quimica Y Minera De Chile, S.A., a Chilean company. The principal methods of competition are product quality, customer service, agronomic expertise and price.

ORGANIC CHEMICALS

         The Company's organic chemicals business specializes in areas of complex organic synthesis. Its sales were approximately $44,000,000 in 1996, with sales of propanil, a leading rice herbicide, representing approximately 60% thereof.

         Products and Markets. The Company's organic chemicals products include propanil (which Cedar markets principally under the Cedar label and the brand names "Wham! EZ" and "Super Wham!"), dichloroanaline ("DCA", the principal raw material for the production of propanil), Butoxone (a peanut herbicide), Diuron (a broad use herbicide used on food crops, alfalfa and cotton) and Ethephon (a cotton, fruit and vegetable growth regulator). The Company also produces and sells "THAM" (trishydroxyaminomethane), a proprietary buffering agent used in industrial and pharmaceutical applications. The Company has also developed several new propanil formulations which offer various advantages in terms of ease of application and improved environmental impact in an effort to expand the propanil market. The Company is currently the only producer of DCA in North America.

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

         Marketing and Sales. The Company produces and sells propanil under its own brand name and supplies propanil to other agrichemical companies under long-term supply contracts. Sales by the Company of propanil and DCA under a long-term supply contract with a major agrichemical company represented approximately 20% of the Company's sales of organic chemicals in 1996.

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

         Competition. In the United States market, the Company competes primarily with two other propanil suppliers, while in international markets the Company competes with several producers. Propanil competes with several other rice herbicides, but is currently the most commonly used rice herbicide. Diuron, Ethephon and THAM compete with other products supplied by several multi-national companies. In contract manufacturing, the Company competes with various other producers and the basis of competition is generally the quality and range of production capabilities, service and price.

INDUSTRIAL CHEMICALS

         The Company's industrial chemical products include technical grade potassium nitrate, technical and food grade sodium tripolyphosphate ("STPP"), technical and food grade phosphoric acid, technical grade monoammonium phosphate and diammonium phosphate ("MAP" and "DAP"), technical and food grade monopotassium phosphate ("MKP"), potassium carbonate, food grade sodium acid pyrophosphate ("SAPP"), chlorine, nitrogen tetroxide and food grade salts. Industrial chemicals contributed approximately $117,000,000 to the Company's revenues for the year ended December 31, 1996.

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

         Marketing and Sales. The Company sells its industrial chemicals through its own sales force and brokers in the United States and internationally through a worldwide network of agents and distributors. Nitrogen tetroxide is primarily sold under a long-term contract to the United States Government. The Company utilizes storage facilities in various countries.

         Production. Many of these industrial products are co-products of the Company's potassium nitrate manufacturing process. Given its production flexibility, the Company can vary the relative proportion of the various phosphate chemicals (STPP, MAP, MKP, DAP and SAPP) to optimize its product mix in light of then prevailing market conditions.

         Competition. Certain of the Company's industrial chemical products, such as STPP and phosphoric acid, compete in large industrial chemical markets in which the Company has a small position. Others, such as technical grade potassium nitrate, MAP, MKP and nitrogen tetroxide have relatively significant competitive positions in their respective niche markets. The nature of competition for the various industrial chemicals sold by the Company varies by product. However, in general, the principal methods of competition are product quality, customer service and price.

FACILITIES AND SUPPLIERS

         Vicksburg owns the property, plant and equipment located at its Vicksburg, Mississippi site and Cedar owns the property, plant and equipment located at its West Helena, Arkansas site. The Vicksburg plant consists of three manufacturing plants situated on 600 contiguous acres. The West Helena plant is located on a 60 acre site. The plants are encumbered by first mortgages and security interests securing long-term bank indebtedness. Cedar's corporate offices are located in leased premises in Memphis, Tennessee.

         The major raw materials required by Vicksburg for production of potassium nitrate are potash supplied primarily by the entity which acquired the assets of NMPC in August 1996 (see Note A of Notes to Consolidated Financial Statements) and nitric acid which is produced at the Vicksburg plant. Ammonia, the principal raw material required for production of nitric acid, is supplied by a third party in close proximity to the Vicksburg facility. The major raw material for the production of propanil is DCA. The principal raw material for the production of DCA is provided to the Company under a supply contract. Such raw material is available from multiple sources.

         HCL owns its machinery and equipment and leases its land and buildings from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, principally in 19 years. Substantially all of the assets of HCL are subject to security interests in favor of the State of Israel or banks. HCL also has a contract with ORL for steam and processed water which expires on June 30, 1997, with HCL having an option to extend such contract for an additional year, and a lease from ORL of a pipeline which transports ammonia from the port in Haifa to HCL's plant. HCSL leases its land from the Israeli Government under a 49 year lease which commenced in 1994, with the payments for such lease paid in advance and included in the K3 Plant construction costs.

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. HCL purchases potash solely from Dead Sea Works, Ltd. ("DSW") in accordance with a supply contract expiring December 31, 1999. The contract provides for prices to be established quarterly, based on the weighted average of the FOB Israeli port prices paid to DSW by its overseas customers during the preceding quarter plus certain adjustments thereto. HCL currently is purchasing phosphate rock on a "spot" basis from Rotem Amfert Negev ("Rotem"). DSW and Rotem are companies that are majority-owned by the Israeli Government and the sole suppliers in Israel of potash and phosphate rock, respectively. While HCL views its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources could have an adverse effect on the Company.

         Ammonia, which is used to produce nitric acid (which in turn is used to produce potassium nitrate), is manufactured in Israel as well as imported. The ammonia used by HCL is currently imported from a producer under supply agreements expiring on December 31, 1998. HCL owns ammonia terminal facilities located on leased property in the port of Haifa which have the capacity to store an amount of ammonia sufficient to meet HCL's requirements.

         Management believes that its facilities are in good operating condition and adequate for its current needs. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures".

RESEARCH AND DEVELOPMENT

         The Company has developed and patented certain manufacturing processes and has submitted other applications for patents for additional processes. As of December 31, 1996, the Company employed approximately 70 research and development scientists, engineers and technicians, who are involved in the development and evaluation of process technologies, efficiencies and quality control. For the years ended December 31, 1994, 1995 and 1996, the Company spent approximately $3,978,000, $3,158,000 and $2,693,000, respectively, on these efforts, which have been charged to current operations.

PERSONNEL AND LABOR RELATIONS

         As of December 31, 1996 the Company employed approximately 1,000 people. Approximately 250 employees have advanced technical and academic qualifications. Except for certain employees at HCL, none of the Company's employees are represented by any collective bargaining unit.

         Technicians and engineers of HCL are members of the Union of Technicians and Engineers, which operates throughout Israel. The other employees of HCL are members of the "Histadrut", the dominant labor union in Israel. The terms of employment of all employees are governed by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut and the representatives of the employees. In 1994, an agreement was signed with the technicians and engineers for the three year period ending December 31, 1996. In 1995, an SCA was signed with the Histadrut and the representatives of the employees for the two year period ending December 31, 1996.

         In September, 1996, in accordance with its rights pursuant to the above-mentioned agreements, HCL announced the cancellation of such agreements effective with their expiration dates. HCL also announced its intent to negotiate a new SCA with basic changes for the period commencing after December 31, 1996.

         As a result of the announced cancellation of the labor agreements, during October, 1996 HCL suffered several work stoppages and other job actions which adversely affected plant productivity, which was followed by a complete work stoppage and plant shut-down from October 29 to November 14, 1996. Based on a decision of a regional labor court, HCL's plant was then ordered to be re-opened temporarily. The court also ordered HCL and representatives of the workers to continue to negotiate a settlement of the labor dispute. Notwithstanding the court's ruling, HCL suffered numerous job actions by its workers which again led to very low productivity. On December 3, 1996 the workers declared a strike and the plant was shut-down. The plant remained closed until March 10, 1997 when a new SCA was signed for the three year period ending December 31, 1999.

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations".

         Prior to 1996, HCL's last major labor dispute took place in July 1991 and related to negotiations of the SCA for 1990 and 1991. As a result of this dispute, HCL's employees went on strike for approximately four weeks during the third quarter of 1991. Prior to that, the last major labor dispute took place in 1983, which resulted in a strike of approximately two weeks.

         See Note O of Notes to Consolidated Financial Statements.

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

         The Environmental Protection Agency's (the "EPA") Regional Office in Atlanta notified Cedar in 1989 that unspecified corrective action will be required to protect against the release of contaminants allegedly present at the Vicksburg plant as a result of previous pesticide manufacturing operations. As a result of the notice, Cedar reached agreement with the EPA and the Department of Justice on the terms of a Consent Decree which was filed in the United States District Court at Jackson, Mississippi in January 1992. Pursuant to the Consent Decree, Cedar submitted a report of current conditions which was approved by the EPA in October 1996. A facility investigation work plan for the Vicksburg plant was submitted immediately thereafter. Following approval of the facility investigation work plan, Vicksburg intends to undertake a site investigation and corrective measures study, followed by implementation of appropriate corrective action. Compliance with the Consent Decree is expected to occur over a five to six year period following approval of the facility investigation work plan.

         Cedar's West Helena plant utilizes a surface impoundment for biological treatment of non-hazardous waste streams which was the subject of an enforcement proceeding initiated by the Arkansas Department of Pollution Control and Ecology (the "ADPCE") in 1986. The proceeding resulted in a Consent Administrative Order which required Cedar to carry out various studies, ultimately leading to the implementation of a groundwater monitoring system. Based in part on the results of groundwater monitoring and in part on the discovery of a drum burial area on the West Helena plant site, the ADPCE requested Cedar to initiate an expanded plant-wide investigation pursuant to a Consent Administrative Order. The Order was entered in the third quarter of 1991. Implementation of corrective measures is expected to occur over a three year period following completion and approval of the facility investigation. A proposed final facility investigation report was submitted to the ADPCE in June 1996.

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

         The Company believes that the future costs required to complete the site investigation and corrective measures studies at Vicksburg and any supplemental plant-wide investigation (if required) and the corrective measures studies at West Helena will be between $500,000 and $1,000,000 and will be expended over two to three years. Interim corrective measures may also be implemented at one or both of these locations during this same period. As of December 31, 1995 and 1996, the Company has accrued an aggregate of $1,250,000 for these matters. Until these investigations are completed, it is not possible to definitively determine the costs of any final corrective actions which will be required. Any such corrective action costs will be expended over a period of years. There can be no assurance that such costs will not be material.

HCL

         As a result of the production of phosphoric acid, HCL generates acid sludge and liquid acid effluents. In accordance with a permit issued by the Israeli Agency for Environmental Preservation of the Ministry of Interior (the "Agency") pursuant to the Law for the Prevention of Sea Pollution (Disposing of Wastes) of 1983 and 1984, HCL is now disposing of the acid sludge in a designated site in the Mediterranean Sea, situated 20 nautical miles from the Israeli coast. The permit allows for the disposal of a quantity which is sufficient to satisfy HCL's needs. The permit expired on March 31, 1996 and the Company has obtained from the Agency the consent to extend the term of the permit for an additional period of 18 months.

         HCL currently disposes of its liquid acid effluents to the Haifa Bay through a local river (the "River"). During July 1996 the Ministry of Environment (the "Ministry") approved a proposed comprehensive land solution plan for the handling and disposal of the sludge and effluents produced by HCL's plant (the "Plan"). The Plan was based on the joint work of HCL and representatives of the Ministry. In general, the Plan consisted of two objectives: (i) decreasing the quantities and concentrations of the effluents, and (ii) a permanent land solution for the sludge currently being disposed of in the Mediterranean Sea, by filtering and purifying same in a special purifying plant to be built by HCL, and the disposal thereof at a land site to be approved by the Ministry.

         The overall time schedule for the complete execution of the Plan is 4.5 years, with up to a 1.5 year grace period available under certain conditions, with estimated capital expenditures of up to $15 million. HCL has informed the Ministry that it expects the Ministry's assistance in obtaining Governmental financial support for the implementation of the Plan.

         Upon approval of the Plan, the Ministry withdrew its objection to granting HCL a temporary permit for disposing of liquid acid effluents into the Haifa Bay, which was accordingly granted on July 24, 1996. In addition, HCL was also granted on August 28, 1996 a temporary permit pursuant to the Water Law, 1959 to dispose of the effluents into the River as a passageway to the sea (together with the Haifa Bay permit, the "Permits"). Both Permits are effective until July 31, 1997. The Permits also set forth restrictions on quantities and concentrations, inspection, reporting duties and certain other conditions.

         In November, 1996 HCL signed a settlement agreement (the "Agreement") for resolution of a private criminal complaint which was submitted against HCL and its directors on December 21, 1994 by Man, Nature and Law, an Israeli fellowship for the protection of the environment (the "Society") and six fishing companies (collectively, the "Petitioners") before the Magistrate's Court of Haifa. On November 26, 1996 the court approved the Agreement, and the Petitioners withdrew the complaint.

         While the Agreement is consistent with the Plan, it is more specific regarding prescribed time schedules, effluents concentrations and the maintenance of such concentrations. It also establishes a Supervising Committee to review and supervise HCL's progress in complying with the Agreement and enforcement penalty provisions. In addition, HCL has undertaken to compensate the Petitioners and reimburse the Society for certain legal expenses. The Society agreed that after implementation of the Agreement it would not make any further demands on HCL and/or any judicial or administrative body regarding the alleged contamination of river or sea water, unless the terms of the Agreement are not fulfilled.

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

ITEM 3.  Legal Proceedings.

         1. Beginning in April 1993 a number of class of action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including EDP and NMPC. The purported class actions were filed on behalf of all direct United States purchasers of potash from any of the named defendants or their respective affiliates, at any time during the period from April 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints sought unspecified treble damages, attorneys' fees and injunctive relief against the defendants. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the Federal District Court actions were consolidated for pretrial purposes in the United States District Court for Minnesota and captioned In Re Potash Antitrust Litigation. Several additional and/or amended complaints were filed in the Minnesota Federal District Courts making substantially the same allegations as the earlier complaints. These complaints have been superseded by or deemed included in the Third Amended and Consolidated Class Action Complaint, to which NMPC and EDP served and filed answers denying all the material allegations thereof on or about July 22, 1994. On or about January 12, 1995 the Court granted plaintiffs' motion to certify the plaintiff class. On or about December 21, 1995, the defendants filed motions for summary judgement. On September 13, 1996 Magistrate Judge Erickson issued a Report and Recommendation recommending that U.S. District Court Judge Kyle grant the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims. Plaintiffs filed objections to the Report and Recommendation under Rule 72 F.R.Civ.P. On January 2, 1997, after written briefs were submitted by plaintiffs and defendants and after oral argument before Judge Kyle on December 19, 1996, Judge Kyle issued an order accepting and adopting Magistrate Judge Erickson's Report and Recommendation and ordering that the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims be granted. Plaintiffs, by Notice of Appeal dated January 31, 1997, appealed Judge Kyle's order to the U.S. Court of Appeals for the Eighth Circuit.

         On or about May 27, 1993 a purported class action captioned Angela Coleman v. New Mexico Potash Corp., et al. was filed against the major Canadian and United States potash producers, including EDP and NMPC, and unnamed co-conspirators in the Superior Court of the State of California for the County of Los Angeles. The Coleman action was commenced by Angela Coleman on behalf of a class consisting of all California indirect purchasers of potash, and alleges that the defendants conspired to fix, raise, maintain and stabilize the prices of potash indirectly purchased by the members of the class in violation of specified California antitrust and unfair competition statutes. The complaint in Coleman seeks unspecified treble damages, attorneys' fees and injunctive relief against the defendants. In addition, on or about March 29, 1994, a purported class action captioned Neve Bros. et al. v. Potash Corporation of Saskatchewan, et. al., was commenced in the Superior Court of the State of California for the City and County of San Francisco against the major Canadian and United States potash producers and unnamed co-conspirators. EDP, NMPC, NMPC's parent, Cedar, Cedar's parent, Nine West Corporation, and the Company are among the named defendants in the Neve action. The Neve action, also brought on behalf of a class of indirect purchasers of potash in California, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief. Nine West Corporation and the Company have been dismissed from the Neve action, in each case for lack of personal jurisdiction. Cedar, EDP and NMPC have served and filed answers in the Neve action, and EDP and NMPC have served and filed answers in the Coleman action, in each case denying all material allegations of the respective complaint. The Coleman action has been consolidated with the Neve action in the Superior Court of the State of California for the City and County of San Francisco.

         On or about August 2, 1994, a purported class action on behalf of indirect purchasers of potash outside of California, David B. Gaebler v. New Mexico Potash Corporation, et al., was commenced against the major Canadian and United States potash producers, including EDP and NMPC, in the Circuit Court of Cook County, Illinois, under the

Illinois consumer fraud statute. The Gaebler action makes substantially the same allegations made in the Neve and Coleman actions and seeks unspecified compensatory and punitive damages and an award of attorneys' fees and costs. On or about June 22, 1995, the Court dismissed the Gaebler action and on or about July 14, 1995 the Court denied the Gaebler motion to amend the complaint. The Gaebler plaintiffs have appealed the dismissal to the Appellate Court of Illinois, First Judicial District, Second Division. On November 27, 1996, the Appellate Court affirmed the Circuit Court's dismissal of the action. The plaintiffs' Petition for a Rehearing by the Appellate Court was denied by the Court pursuant to an order entered January 15, 1997. It is possible that the Gaebler plaintiffs will seek to appeal to the Illinois Supreme Court.

         Management has no knowledge of any conspiracy of the type alleged in these complaints.

         In June 1996, the grand jury authorized by the U.S. Department of Justice Antitrust Division to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions described above closed its investigation without bringing any action.

         2. On October 24, 1995, several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an October 23, 1995 explosion of a tank car at a plant of a Vicksburg customer located in Bogalusa, Louisiana. The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. Subsequently, at least 146 suits were filed in the State Court for the 22nd Judicial District, Washington Parish, Louisiana. All of the cases have been consolidated in this State Court and the consolidated suit certified as a class action. Vicksburg and Cedar are included among the defendants in the class action. In addition, two later suits, one on behalf of the City of Bogalusa, have been filed in the same court naming, among the defendants, Vicksburg, Cedar and the Company. Also, 10 separate suits naming an aggregate of more than 8,000 plaintiffs have been filed in the Circuit Court of Hinds County, Mississippi naming, among the defendants, Vicksburg, Cedar and the Company. Among other defendants included in the consolidated Louisiana class action and in the Mississippi suits are Gaylord Chemical Company and its parent corporation, Gaylord Container Corporation; Union Tank Car Company; Illinois Central Railroad and Kansas City Southern Railroad. The plaintiffs in all of these suits seek unspecified damages arising out of the alleged exposure to toxic fumes which were allegedly released as a result of the explosion and the City of Bogalusa also seeks reimbursement of expenses allegedly resulting from the explosion. The suits have been tendered to the Company's liability insurance carriers for defense and indemnification. Vicksburg and Cedar have commenced an action in the 22nd Judicial District Court, Washington Parish, Louisiana against their principal insurance carriers (whose insurance policies also include the Company as an additional named insured) seeking a declaratory judgement that Cedar and Vicksburg are entitled to defense costs and indemnification with respect to these claims.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         All of the Company's equity securities are owned by TPR Investment Associates, Inc. ("TPR"). See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." In addition, see Note G of Notes to Consolidated Financial Statements for information regarding certain restrictions on the Company's payment of dividends. During 1994, 1995 and 1996 the Company paid or declared dividends on its Common Stock in the amounts of $4,466,000, $856,000 and $5,208,000, respectively.

ITEM 6.  Selected Financial Data.

         The following table presents selected consolidated financial data of the Company for the five year period ended December 31, 1996. This data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the notes thereto.

                                                                          Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                  1992            1993            1994            1995             1996
                                                ---------       ---------       ---------       ---------       ---------
                                                                             (in thousands)
Results of Operations:
   Revenues ..............................      $ 345,356       $ 326,315       $ 334,107       $ 385,564       $ 412,305
   Operating costs and expenses:
     Cost of goods sold ..................        266,770         255,563         265,795         323,126         343,930
     General and administrative ..........         36,270          38,375          37,780          43,193          46,419
                                                ---------       ---------       ---------       ---------       ---------
   Operating income ......................         42,316          32,377          30,532          19,245          21,956
   Interest expense ......................        (27,542)        (27,405)        (28,369)        (34,498)        (32,195)
   Interest and other income - net (1) ...          8,476           6,014          15,056           9,128          25,448
                                                ---------       ---------       ---------       ---------       ---------
   Income (loss) before income taxes,
     extraordinary item and change
     in accounting principle .............         23,250          10,986          17,219          (6,125)         15,209
   Income tax provision ..................         11,231           7,920          14,669             733           4,016
                                                ---------       ---------       ---------       ---------       ---------
   Income (loss) before extraordinary item
     and change in accounting principle ..         12,019           3,066           2,550          (6,858)         11,193
   Extraordinary item - net ..............             --          (8,830)             --            (103)           (553)
   Cumulative effect on prior years of
     change in accounting for income taxes          1,130              --              --              --              --
                                                ---------       ---------       ---------       ---------       ---------
   Net income (loss) .....................      $  13,149       $  (5,764)      $   2,550       $  (6,961)      $  10,640
                                                =========       =========       =========       =========       =========
Dividends:
   Preferred stock .......................      $      --       $      --       $      --       $     851       $     851
   Common stock ..........................         13,136           7,508           4,466             856           5,208

(1) Includes (a) gains of $18,100,000 and $1,700,000 in the years ended December 31, 1994 and 1995, respectively, representing the excess of insurance proceeds over the carrying value of certain HCL property destroyed in a fire, (b) security gains (losses) of $2,865,000, $2,261,000, ($1,178,000), ($413,000) and $341,000 in the years ended
         December 31, 1992, 1993, 1994, 1995 and 1996, respectively, (c) foreign currency gains (losses) of $4,000,000, $850,000, ($3,800,000),
         $5,400,000 and ($1,600,000) in the years ended December 31, 1992, 1993,
         1994, 1995 and 1996, respectively and (d) a gain of $22,579,000 relating to the Company's sale of its potash operations in 1996. See
         Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A and K of Notes to Consolidated Financial Statements.

                                                                     December 31,
                                           -------------------------------------------------------------------
                                             1992          1993          1994             1995          1996
                                           --------      --------      --------         --------      --------
                                                                     (in thousands)
Financial Position:
   Cash and cash equivalents ........      $ 54,745      $ 25,742      $ 15,571         $ 32,872      $ 29,112
   Working capital ..................       107,850       103,776        66,294           82,011        94,435
   Total assets .....................       341,055       365,865       550,954          467,102       426,631
   Short-term debt, including current
     maturities of long-term debt ...        42,666        47,282       157,986(a)        46,848        32,829
   Long-term debt, excluding current
     maturities and subordinated debt        71,318        61,328       102,059          174,506       152,539
   Senior subordinated debt - net ...       103,689       140,133       140,385          114,074       114,175
   Junior subordinated debt - net ...        15,089        15,495         7,981               --            --
   Stockholder's equity .............        28,882        15,794        20,550           20,675        26,254

(a) Was collateralized, in part, by $100,000,000 of certificates of deposit, which were included in "other current assets" in the December 31, 1994 Consolidated Balance Sheet. See Note G of Notes to Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         The following table sets forth as a percentage of revenues and the percentage change of those items as compared to the prior period, certain items appearing in the Consolidated Financial Statements

                                                   Percentage of Revenues          Year-to-Year Changes
                                             -------------------------------        ------------------
                                                                                     1995         1996
                                                   Year Ended December 31,            vs.          vs.
                                              1994         1995         1996         1994         1995
                                             -----        -----        -----        -----        -----
Revenues ..............................      100.0%       100.0%       100.0%        15.4%         6.9%
Operating costs and expenses:
     Cost of goods sold ...............       79.5         83.8         83.4         21.6          6.4
     General and administrative .......       11.3         11.2         11.3         14.3          7.5
                                             -----        -----        -----        -----        -----
Operating income ......................        9.2          5.0          5.3        (37.0)        14.1
     Interest expense .................       (8.5)        (8.9)        (7.8)        21.6         (6.7)
     Interest and other income - net ..        4.5          2.3          6.2        (39.4)       178.8
                                             -----        -----        -----        -----        -----
Income (loss) before income taxes and
     extraordinary item ...............        5.2         (1.6)         3.7        (135.6)      348.3
Income tax provision ..................        4.4           .2          1.0        (95.0)       447.9
                                             -----        -----        -----        -----        -----
Income (loss) before extraordinary item         .8         (1.8)         2.7        (368.9)      263.2
Extraordinary item - net ..............         --           --          (.1)          --        436.9
                                             -----        -----        -----        -----        -----
Net income (loss) .....................         .8%        (1.8)%        2.6%       (373.0)%     252.9%
                                             =====        =====        =====        =====        =====

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements concerning future revenues (e.g., impact of HCL work stoppage and strike on first quarter of 1997, and inflation in Israel); expenses (e.g., labor savings resulting from the new SCA, future environmental cost and capital expenditures); and access to lending sources and Israeli Government entitlements. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party (see
Item 3- "Legal Proceedings"); and other factors referenced in this Form 10-K.

         Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements.

1996 Compared with 1995

         Revenues increased by 6.9% to $412,305,000 in 1996 from $385,564,000 in
1995, an increase of $26,741,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($45,900,000), partially offset by decreased sales of organic chemicals ($800,000) and potash ($18,400,000). Effective August 16, 1996, the Company sold its potash operations - see Note A of Notes to Consolidated Financial Statements.

         Cost of goods sold as a percentage of revenues decreased to 83.4% in 1996 compared with 83.8% in 1995. Gross profit was $68,375,000 in 1996 compared with $62,438,000 (16.6% of revenues in 1996 compared with 16.2% of revenues in 1995) an increase of $5,937,000. The primary factors resulting in the increased 1996 gross profit were (i) more favorable currency rates, (ii) higher quantities of potassium nitrate sold and (iii) the inclusion of the results of Na-Churs for the full year in 1996 as compared with only nine months in 1995. These increases were partially offset by lower potash and organic chemicals margins in 1996 and the adverse effect of the labor dispute and strike at HCL commencing in October, 1996. See Item 1 - Business - "Personnel and Labor Relations" above.

         As a result of the job actions, work stoppages and the related strike, the fourth quarter of 1996 was significantly impacted by a reduction in sales volume, lower gross margins due to reduced productivity, resulting in the under-absorption of fixed overhead, coupled with inventory shortages requiring purchases from third parties and increased general and administrative expenses arising from higher security and other costs. This adverse impact was partially offset by lower labor costs.

         The negative impact experienced during the fourth quarter of 1996, as described above, continued into the first quarter of 1997. While the cost savings as a result of the changes in the terms of the new SCA over the labor costs it would otherwise have incurred during the next few years have not yet been quantified, management believes that the savings will substantially exceed the costs incurred during the period of labor disruption. Such savings will commence during the second quarter of 1997.

         General and administrative expense increased to $46,419,000 in 1996 from $43,193,000 in 1995 (11.3% and 11.2% of revenues in 1996 and 1995, respectively). During 1995 the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

         As a result of the matters described above, the Company's operating income increased by $2,711,000 to $21,956,000 in 1996 as compared with $19,245,000 in 1995.

         Interest expense decreased by $2,303,000 ($32,195,000 in 1996 compared with $34,498,000 in 1995), primarily as a result of reduced interest expense resulting from the repurchase and maturity of the Company's outstanding Senior Subordinated Reset Notes, partially offset by increased interest on the long-term debt that financed the construction of the Company's K3 Plant in Israel. Interest and other income
- net increased in 1996 by $16,320,000 principally as the result of (i) the 1996 period including a gain relating to the sale of the Company's potash operations ($22,579,000) and increased equity in the earnings of an entity in which the Company has an investment ($2,600,000) partially offset by (ii) the net change in adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges ($7,000,000) and (iii) the 1995 period including a $1,700,000 gain relating to the February, 1994 fire at HCL. See Note K of Notes to Consolidated Financial Statements.

         As a result of the above factors, income before income taxes and extraordinary item increased by $21,334,000 in 1996. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit. In addition, during 1995 HCL recorded a tax benefit for a $1,100,000 tax refund related to prior years. See Note J of Notes to Consolidated Financial Statements for information regarding effective tax rates.

         In 1995 and 1996 the Company acquired $3,250,000 and $19,122,000, respectively, of the principal amount of its Senior Subordinated Reset Notes, which resulted in losses of $103,000 and $553,000, respectively. Such losses (which have no current tax benefit) are classified as extraordinary items in the accompanying Consolidated Statements of Operations. See Note G of Notes to Consolidated Financial Statements.

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

         Cost of goods sold as a percentage of revenues increased during the period (83.8% in 1995 compared with 79.5% in 1994), primarily due to (i) certain raw material and utility cost increases, which were partially offset by increases in the selling prices of the Company's products, and, to a lesser extent, (ii) the customary costs associated with the initial run-in periods of the Company's newly-constructed manufacturing facilities and (iii) a 1994 refund of $1,800,000 received from a utility supplier related to prior years. In addition, effective July 1, 1994 and January 1, 1995, the Company revised the estimate of depreciable lives of its property, plant and equipment at HCL and EDP, respectively, to more closely approximate the economic lives of those assets. The effect of these changes in estimate was to decrease depreciation expense (and cost of sales) in 1994 and 1995 by approximately $1,800,000 and $2,800,000, respectively. As a result of the foregoing, gross profit was $62,438,000 in 1995 compared with $68,312,000 in 1994 (16.2% of revenues in 1995 compared with 20.5% of revenues in 1994), a decrease of $5,874,000. General and administrative expense increased to $43,193,000 in 1995 (including approximately $2,800,000 relating to Na-Churs) from $37,780,000 in 1994, but declined slightly as a percentage of revenues (11.2% of revenues in 1995 compared with 11.3% of revenues in 1994). Pursuant to an agreement during 1995, the Company recorded a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

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

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at December 31, 1996 and 1995 was $94,435,000 and $82,011,000, respectively.

         Operations for the years ended December 31, 1996 and 1995, after adding back non-cash items, provided cash of approximately $11,100,000 and $16,100,000, respectively. During such periods other changes in working capital used cash of approximately $7,700,000 and $14,300,000, respectively, resulting in net cash being provided from operating activities and working capital management of approximately $3,400,000 and $1,800,000, respectively.

         Investment activities during the years ended December 31, 1996 and 1995 provided cash of approximately $35,300,000 and $84,800,000, respectively, including additions to property in 1996 and 1995 of approximately $13,600,000 and $35,700,000, respectively, purchases of marketable securities and short-term investments of approximately $9,400,000 and $4,400,000, respectively, and sales of marketable securities and other short-term investments of approximately $2,000,000 and $132,300,000, respectively. No major property additions occurred in 1996. The 1995 property additions principally relate to (i) the construction of the K3 Plant, (ii) the replacement of the HCL production unit damaged in the fire in February, 1994 and (iii) the construction of a new potassium carbonate manufacturing facility. The 1995 sales of marketable securities and short-term investments relate principally to the purchase in 1994, and the liquidation in 1995, of the pledged certificates of deposit ("CD's") relating to the Loan Agreement described below. During 1996 the Company sold its potash operations and realized gross proceeds of approximately $56,200,000. Approximately 50% of such gross proceeds were applied to prepay certain senior indebtedness related to the Company's potash operations.

         Financing activities during the years ended December 31, 1996 and 1995 used cash of approximately $42,500,000 and $69,300,000, respectively (the 1995 amount principally relating to the prepayment of certain long-term debt which is described below).

         On June 30, 1994, the Company entered into the Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. The Company pledged CD's with a principal amount of $100,000,000 as collateral for such loan (such CD's were included in "other current assets" in the December 31, 1994 Consolidated Balance Sheet). In addition, the Company pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement. On January 5, 1995, the Company liquidated the pledged CD's and prepaid the $100,000,000 loan. See Note G of Notes to Consolidated Financial Statements.

         As of December 31, 1996, the Company had outstanding long-term debt (excluding current maturities) of $266,714,000. The Company's primary source of liquidity is cash flow generated from operations and the unused credit lines described in Note E of Notes to Consolidated Financial Statements.

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 40% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the years ended December 31, 1996 and 1995 would have increased (decreased) by approximately ($5,300,000) and $11,200,000, respectively.

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

CAPITAL EXPENDITURES

         During 1996 the Company invested approximately $13,600,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1997 will aggregate approximately $13,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters. The Company expects to be able to finance its capital expenditures from internally generated funds, borrowings from traditional lending sources and, where applicable, Israeli Government grants and entitlements. See Note D of Notes to Consolidated Financial Statements.

INFLATION

         Inasmuch as only approximately $62,000,000 of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1996 and 1995, the inflation rate of the NIS as compared to the U.S. Dollar exceeded the devaluation rate in Israel by 6.9% and 4.2%, respectively.

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

ITEM 8.  Financial Statements and Supplementary Data.

         See Index to Consolidated Financial Statements and Schedules on page
F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The directors and executive officers of the Company are as follows:

NAME                                AGE         POSITION
----                                ---         --------
Arie Genger......................   51          Chairman of the Board and Chief Executive Officer

Thomas G. Hardy..................   51          President and Chief Operating Officer; Director

Lester W. Youner.................   51          Vice President, Treasurer and Chief Financial Officer and Secretary

John J. Lewandowski..............   41          Vice President - Corporate Development

Martin A. Coleman................   66          Director

Sash A. Spencer..................   65          Director

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

         Thomas G. Hardy has been President and Chief Operating Officer of the Company since December 1993, was Executive Vice President of the Company from June 1987 to December 1993 and has been a director and member of the Financial Advisory Committee since October 1992. He has been a director of Laser Industries Limited ("Laser") (a manufacturer and distributor of surgical lasers and other medical technology in which the Company has an ownership interest) since January 1990.

         Lester W. Youner has been Vice President, Treasurer and Chief Financial Officer of the Company since October 1987 and has been Secretary since December 31, 1996. From June 1979 until October 1987 he was a Partner of Deloitte & Touche LLP, a public accounting firm. He has been a director of Laser since November 1996.

         John J. Lewandowski has been Vice President - Corporate Development of the Company since September 1996. From September 1995 until August 1996 he served as the President of the Company's Potash Group. From January 1995 (when he accepted a position with the Company) until September 1995 he served as the Company's Director of Business Development. From 1991 through 1994 he served in a variety of consulting and business advisory roles for several chemical producers in the United States and Eastern Europe. From 1983 to 1990 he was employed by Arcadian Corporation, in positions of increasing responsibility, his last position being Director - Nitrogen Products.

         Martin A. Coleman has been a director since March 1993. Since January 1991 he has been a private investor. Prior to that he was a member of the law firm of Rubin Baum Levin Constant & Friedman, general counsel to the Company, for more than five years.

         Sash A. Spencer has been a director since October 1992 and a member of the Financial Advisory Committee since March 1993. He has been an investor and Chairman of Holding Capital Management Corp., a private investment firm, for more than five years and is on the board of directors of several private companies.

         Lawrence M. Small, 55, has been Chairman of the Financial Advisory Committee of the Board of Directors since October 1992. Mr. Small is President and Chief Operating Officer of Fannie Mae, the country's largest investor in home mortgages and issuer of mortgage-backed securities, headquartered in Washington, DC, which he joined in September 1991. Prior to that, he was Vice Chairman and Chairman of the Executive Committee of the Boards of Directors of Citicorp and Citibank, N.A., where he was employed for 27 years. He serves as a director of Fannie Mae, The Chubb Corporation (an insurance company) and Marriott International, Inc. (a lodging and food service management company).

ITEM 11. Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and to other executive officers whose annual compensation exceeded $100,000 for the year ended December 31, 1996:

SUMMARY COMPENSATION TABLE


                                                              Annual Compensation (1)                   All Other
Name and Principal Position                        Year            Salary (2)          Bonus         Compensation (3)
---------------------------                        ----            ----------          -----         ----------------
Arie Genger................................        1996              $750,000        $750,000               $511,000
   Chairman of the Board                           1995               675,000               -                510,000
    and Chief Executive Officer                    1994               750,000               -                509,000

Thomas G. Hardy............................        1996               400,000         175,000              1,405,000
   President and Chief Operating Officer           1995               360,000         130,000                  5,000
   and Director                                    1994               400,000               -              1,406,000

Lester W. Youner...........................        1996               251,000         100,000                  5,000
   Vice President, Treasurer and                   1995               241,000          65,000                  5,000
   Chief Financial Officer and Secretary           1994               241,000          55,000                  6,000

John J. Lewandowski........................        1996               120,000         105,000                  4,000
   Vice President - Corporate Development

(1) During the period covered by the table, the Company did not make any restricted stock awards and did not have in effect any stock option or stock appreciation rights plan. See "Compensation Agreements" for Mr. Hardy's bonus arrangement.

(2) Amounts shown for 1994 include in the case of Messrs. Genger, Hardy and Youner $500,000, $275,000 and $20,000, respectively, of 1994 salary which was prepaid in 1993.

(3) For 1996, consists of: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Youner and Lewandowski, $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $1,000 each for Messrs. Hardy and Youner for the premium on term life insurance. In the case of Mr. Hardy, also includes $1,400,000 deposited in trust for Mr. Hardy. See "Compensation Agreements".

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

COMPENSATION AGREEMENTS

         Pursuant to an Agreement entered into in March 1994 (the "New Agreement"), which modified and superseded a 1988 bonus arrangement under which no payments had been made, the Company was required to irrevocably deposit in trust for the benefit of Mr. Hardy an aggregate of $2,800,000, of which $1,400,000 was deposited upon execution of the New Agreement, and the remaining $1,400,000 was deposited in March, 1996. The deposited funds are held under a Trust Agreement (the "Trust Agreement"), which provides that the assets held thereunder are subject to the claims of the Company's general creditors in the event of insolvency of the Company. The Trust Agreement provides that the assets are payable in a lump sum to Mr. Hardy or his beneficiaries upon the earlier of December 1, 2001 or the termination of his employment with the Company.

         An employment agreement between the Company and Mr. Hardy, effective as of June 1, 1993, having a primary term of seven years, renewable for 10 additional years unless either party gives at least 12 months' prior written notice of termination, provides for an annual salary of $400,000, subject to negotiated annual increases commencing in the year 2000. With certain restrictions, Mr. Hardy will be entitled to receive a bonus (the "Bonus") based on a percentage of the fair market value (the "Value") of the Company's equity at December 31st of the year Mr. Hardy's employment terminates, he turns 65 or certain acceleration events, including a change of control of the Company, occur. If the Company and Mr. Hardy cannot agree on the Value, each may propose an amount. If only one makes a proposal, that would constitute the Value. If each makes a proposal, an investment banker would choose between them. The Bonus, generally payable in installments, would be equal to the excess over $2,800,000 (the aggregate amount Mr. Hardy received under the New Agreement) of specified percentages of different ranges of Value. Mr. Hardy is not entitled to the Bonus if he voluntarily terminates his employment during the primary term (other than by death or disability) or if Mr. Hardy's employment is terminated for cause (as defined).

         Pursuant to a salary continuation agreement between the Company and Lester W. Youner, the Company is obligated to pay Mr. Youner a retirement allowance ("Allowance") of $100,000 per year for life commencing at age 65. In the event of Mr. Youner's death after the commencement of the payment of the Allowance, Mr. Youner's designated beneficiary is to receive the Allowance until 10 annual payments shall have been made to Mr. Youner and his beneficiary. Mr. Youner became 25% vested in the Allowance on December 31, 1996 and shall continue to vest at the rate of 5% per year thereafter provided that he remains in the employ of the Company. Notwithstanding the foregoing, the Allowance will become 100% vested on the earlier of Mr. Youner's 65th birthday or the occurrence of an acceleration event, including a change of control of the Company. Mr. Youner forfeits the Allowance if his employment is terminated for cause (as defined) or, if within two years after the voluntary termination of his employment, Mr. Youner engages directly or indirectly in any activity competitive with the Company or any of its subsidiaries. The agreement further provides that in the event of Mr. Youner's death prior to his 65th birthday while in the active employ of the Company, his designated beneficiary is to receive an annual death benefit of $100,000 for 10 years. Mr. Youner's death benefit is currently 100% vested.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of March 28, 1997, as to the beneficial ownership of the Common Stock of the Company, which is the only outstanding class of voting security of the Company:

                                                                    SHARES                PERCENT
                                                                 BENEFICIALLY               OF
         NAME AND ADDRESS                                            OWNED                 CLASS
         ----------------                                            -----                 -----
         Common Stock, $.01 par value (1):

                  TPR (2)
                  9 West 57th Street
                  New York, NY 10019..........................       3,000                   100%

         All executive officers and directors as a group
                  (six persons)(2)............................       3,000                   100%

---------------------

(1) All of the shares of the Common Stock of the Company are pledged to secure an outstanding TPR note of $7,000,000 issued to a former indirect stockholder and director of the Company.

(2) Mr. Genger and members of his family own all of the capital stock of TPR.

ITEM 13.  Certain Relationships and Related Transactions.

         The Company is, for Federal income tax purposes, a member of a consolidated tax group of which TPR is the common parent. The Company, TPR, EDP, Cedar and certain other subsidiaries are parties to a tax sharing agreement, dated as of December 30, 1991, under which, among other things, the Company and such other parties have each agreed to pay TPR amounts equal to the amounts of Federal income taxes that each such party would be required to pay if it filed a Federal income tax return on a separate return basis (or in the case of Cedar, a consolidated Federal income tax return for itself and its eligible subsidiaries), computed without regard to net operating loss carrybacks and carryforwards. However, TPR may, at its discretion, allow tax benefits for such losses. See Note A of Notes to Consolidated Financial Statements.

         See Notes G and L of Notes to Consolidated Financial Statements for a description of a 1994 transaction pursuant to which TPR acquired the Company's outstanding $9,000,000, 9 1/2% junior subordinated debentures due 2005 (the "9.5% Debentures") and became the obligor on an outstanding 8 3/4%, $4,000,000 note due 2005 payable to the Company. Upon TPR's acquisition of the 9.5% Debentures, TPR exchanged the 9.5% Debentures for a new preferred stock of the Company described in said Note L. In addition, during 1995 TPR assumed the Company's obligation for $9,000,000 principal amount of outstanding 9.5% Debentures due in 1998 and Company's liability thereon was extinguished.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      (1)-(2)  See Index to Consolidated Financial Statements and
                           Schedules on Page F-1.

                  (3)      See Index to Exhibits on Page E-1.

         (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  Trans-Resources, Inc.
                                      (Registrant)

                               By /s/ Lester W. Youner
                                  --------------------
                                  Lester W. Youner
                                  Vice President, Treasurer
                                  and Chief Financial Officer

Dated: March 28, 1997

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

PRINCIPAL EXECUTIVE OFFICER:

     ARIE GENGER
     Chairman of the Board and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

     LESTER W. YOUNER
     Vice President, Treasurer and Chief Financial Officer


                                        By /s/ Lester W. Youner
                                           --------------------
                                           Lester W. Youner
                                           For Himself and As Attorney-In-Fact


Directors:

     Arie Genger                           Dated:  March 28, 1997
     Thomas G. Hardy
     Martin A. Coleman
     Sash A. Spencer

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

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

         No annual report or proxy materials have been sent to the Company's security holders. This Annual Report on Form 10-K will be furnished to the holders of the Company's 11 7/8% Notes.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                        Page

     Independent Auditors' Report..........................................  F-2
     Report of Independent Accountants.....................................  F-3
     Consolidated Balance Sheets, December 31, 1995 and 1996...............  F-4
     Consolidated Statements of Operations,
         for the Years Ended December 31, 1994, 1995 and 1996..............  F-5
     Consolidated Statements of Stockholder's Equity,
         for the Years Ended December 31, 1994, 1995 and 1996..............  F-6
     Consolidated Statements of Cash Flows,
         for the Years Ended December 31, 1994, 1995 and 1996..............  F-7
     Notes to Consolidated Financial Statements............................  F-8

SCHEDULE

     Schedule I - Condensed Financial Information of Registrant,
         for the Years Ended December 31, 1994, 1995 and 1996..............  S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Trans-Resources, Inc. New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedule of Trans-Resources, Inc. (a wholly-owned subsidiary of TPR Investment Associates, Inc.) and Subsidiaries listed in the foregoing Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Cedar Chemical Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 20 percent and 26 percent of consolidated total assets as of December 31, 1996 and 1995, respectively, and total revenues constituting 33 percent, 34 percent and 38 percent of consolidated total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cedar Chemical Corporation, is based solely on the report of such other auditors.

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

In our opinion, based upon our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Resources, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and (as to the amounts included for Cedar Chemical Corporation) the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP



March 21, 1997
New York, New York

Report of Independent Accountants


To the Board of Directors and Shareholder of Cedar Chemical Corporation:


In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Cedar Chemical Corporation (a wholly-owned subsidiary of Trans-Resources, Inc.) and its subsidiaries ("Cedar") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Cedar's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP


Memphis, Tennessee
February 7, 1997

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                    ------------------------
                                                                      1995           1996
                                                                    ---------      ---------
                                                                          (in thousands)
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...............................      $  32,872      $  29,112
     Accounts receivable .....................................         75,630         71,551
     Inventories .............................................         66,474         53,094
     Other current assets ....................................         19,364         30,226
     Prepaid expenses ........................................         19,316         14,635
                                                                    ---------      ---------
         Total Current Assets ................................        213,656        198,618

PROPERTY, PLANT AND EQUIPMENT - net ..........................        220,191        198,887

OTHER ASSETS .................................................         33,255         29,126
                                                                    ---------      ---------
         Total ...............................................      $ 467,102      $ 426,631
                                                                    =========      =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ...................      $  40,703       $  17,481
     Short-term debt ........................................          6,145          15,348
     Accounts payable .......................................         51,383          38,033
     Accrued expenses and other current liabilities .........         33,414          33,321
                                                                   ---------       ---------
         Total Current Liabilities ..........................        131,645         104,183
                                                                   ---------       ---------
LONG-TERM DEBT - net:
     Senior indebtedness, notes payable and other obligations        174,506         152,539
     Senior subordinated debt - net .........................        114,074         114,175
                                                                   ---------       ---------
         Long-Term Debt - net ...............................        288,580         266,714
                                                                   ---------       ---------
OTHER LIABILITIES ...........................................         26,202          29,480
                                                                   ---------       ---------
STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding .................          7,960           7,960
     Common stock, $.01 par value, 3,000 shares
         authorized, issued and outstanding .................             --              --
     Additional paid-in capital .............................          8,682           8,682
     Retained earnings ......................................          4,764           9,345
     Cumulative translation adjustment ......................           (594)           (367)
     Unrealized gain (loss) on marketable securities ........           (137)            634
                                                                   ---------       ---------
         Total Stockholder's Equity .........................         20,675          26,254
                                                                   ---------       ---------
              Total .........................................      $ 467,102       $ 426,631
                                                                   =========       =========

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1994, 1995 and 1996

                                               1994            1995             1996
                                             ---------       ---------       ---------
                                                           (in thousands)
REVENUES ..............................      $ 334,107       $ 385,564       $ 412,305

OPERATING COSTS AND EXPENSES:
   Cost of goods sold .................        265,795         323,126         343,930
   General and administrative .........         37,780          43,193          46,419
                                             ---------       ---------       ---------
OPERATING INCOME ......................         30,532          19,245          21,956

   Interest expense ...................        (28,369)        (34,498)        (32,195)
   Interest and other income - net ....         15,056           9,128          25,448
                                             ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM .................         17,219          (6,125)         15,209

INCOME TAX PROVISION ..................         14,669             733           4,016
                                             ---------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
   ITEM ...............................          2,550          (6,858)         11,193

EXTRAORDINARY ITEM - Loss on repurchase
   of debt (no income tax benefit) ....             --            (103)           (553)
                                             ---------       ---------       ---------
NET INCOME (LOSS) .....................      $   2,550       $  (6,961)      $  10,640
                                             =========       =========       =========

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

              For the Years Ended December 31, 1994, 1995 and 1996

                                                                       ADDITIONAL               CUMULATIVE   UNREALIZED
                                             PREFERRED     COMMON       PAID-IN     RETAINED    TRANSLATION  GAIN (LOSS)
                                               STOCK       STOCK        CAPITAL     EARNINGS    ADJUSTMENT  ON SECURITIES   TOTAL
                                             --------     --------     --------     --------     --------     --------     --------
                                                                                 (in thousands)
BALANCE, JANUARY 1, 1994 ................    $     --     $     --     $    500     $ 15,348     $    (54)    $     --     $ 15,794
   Net income ...........................                                              2,550                                  2,550
   Dividends - common stock, including
      non-cash dividend of $4,241,000 ...                                             (4,466)                                (4,466)
   Issuance of preferred stock upon
      conversion of 9 1/2% junior
      subordinated debentures ...........       7,960                                                                         7,960
   Net change during year ...............                                     5                      (306)        (987)      (1,288)
                                             --------     --------     --------     --------     --------     --------     --------
BALANCE, DECEMBER 31, 1994 ..............       7,960           --          505       13,432         (360)        (987)      20,550
   Net loss .............................                                             (6,961)                                (6,961)
   Dividends:
      Common stock ......................                                               (856)                                  (856)
      Preferred stock ...................                                               (851)                                  (851)
   Capital contribution by parent company
      upon assumption of 9 1/2% junior
      subordinated debentures ...........                                 8,177                                               8,177
   Net change during year ...............                                                            (234)         850          616
                                             --------     --------     --------     --------     --------     --------     --------
BALANCE, DECEMBER 31, 1995 ..............       7,960           --        8,682        4,764         (594)        (137)      20,675
   Net income ...........................                                10,640                                              10,640
   Dividends:
      Common stock ......................                                (5,208)                                             (5,208)
      Preferred stock ...................                                  (851)                                               (851)
   Net change during year ...............                                                             227          771          998
                                             --------     --------     --------     --------     --------     --------     --------
BALANCE, DECEMBER 31, 1996 ..............    $  7,960     $     --     $  8,682     $  9,345     $   (367)    $    634     $ 26,254
                                             ========     ========     ========     ========     ========     ========     ========

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1994, 1995 and 1996

                                                             1994          1995           1996
                                                           ---------     ---------     ---------
                                                                       (in thousands)
OPERATING ACTIVITIES AND WORKING CAPITAL
 MANAGEMENT:
 Operations:
   Net income (loss) ..................................    $   2,550     $  (6,961)    $  10,640
   Items not requiring (providing) cash:
       Depreciation and amortization ..................       20,859        22,409        22,689
       Increase (decrease) in other liabilities .......          509           (37)          236
       Deferred taxes and other - net, including gain
            on sale of potash operations in 1996 ......        2,986           688       (22,488)
                                                           ---------     ---------     ---------
            Total .....................................       26,904        16,099        11,077
 Working capital management:
       Accounts receivable and other current assets ...      (26,105)       15,585        (3,912)
       Inventories ....................................        9,616       (11,274)        5,603
       Prepaid expenses ...............................       (1,367)         (443)          469
       Accounts payable ...............................       22,153        (7,753)      (11,239)
       Accrued expenses and other current liabilities..        8,658       (10,381)        1,360
                                                           ---------     ---------     ---------
       Cash provided by operations and
            working capital management ................       39,859         1,833         3,358
                                                           ---------     ---------     ---------
INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment ...........      (93,314)      (35,661)      (13,570)
 Sales of marketable securities and short-term
   investments, including in 1995 liquidation
   of CD's securing a bank loan (see Note G) ..........       33,543       132,260         1,965
 Purchases of marketable securities and short-
   term investments, including in 1994 purchase
       of CD's securing a bank loan (see Note G) ......     (134,790)       (4,371)       (9,432)
 Other - net, including proceeds from sale of
   potash operations in 1996 ..........................       (6,403)       (7,441)       56,376
                                                           ---------     ---------     ---------
    Cash provided by (used in) investment activities...     (200,964)       84,787        35,339
                                                           ---------     ---------     ---------
FINANCING ACTIVITIES:
 Increase in long-term debt ...........................      183,330       101,616        44,168
 Repurchases, payments and current maturities of
   long-term debt .....................................      (43,211)     (141,452)      (89,769)
 Increase (decrease) in short-term debt ...............       11,040       (27,776)        9,203
 Dividends to stockholders ............................         (225)       (1,707)       (6,059)
                                                           ---------     ---------     ---------
       Cash provided by (used in) financing activities       150,934       (69,319)      (42,457)
                                                           ---------     ---------     ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .....................................      (10,171)       17,301        (3,760)

CASH AND CASH EQUIVALENTS:
 Beginning of year ....................................       25,742        15,571        32,872
                                                           ---------     ---------     ---------
 End of year ..........................................    $  15,571     $  32,872     $  29,112
                                                           =========     =========     =========

                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation and Basis of Presentation

         The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, NMPC, Inc. (name changed from New Mexico Potash Corporation upon completion of the sale of its potash operations in August, 1996; "NMPC"); and Vicksburg Chemical Company ("Vicksburg"); EDP, Inc. (name changed from Eddy Potash, Inc. upon completion of the sale of its potash operations in August, 1996; "EDP"); Na-Churs Plant Food Company ("Na-Churs"); and Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"). TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. ("TPR"). As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries.

         Effective March 31, 1995 the Company acquired the assets of Na-Churs, a company headquartered in Ohio and engaged in the specialty plant nutrient business. The acquisition was accounted for as a purchase. Such acquisition did not have a significant effect on the Company's results of operations.

         On August 16, 1996 NMPC and EDP sold substantially all of their assets for an aggregate consideration of $56,154,000, including a payment for working capital of $11,154,000, and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation - see Part I - Item 3 "Legal Proceedings"). The sale of the Company's potash operations resulted in a pre-tax gain, after considering certain costs relating thereto, of $22,579,000. Such gain is included in "Interest and other income - net" in the accompanying Consolidated Statements of Operations.

         NMPC and EDP had conducted the Company's potash mining and production operations. During the years ended December 31, 1994, 1995 and 1996, the potash operations contributed approximately $57,000,000 (17%), $54,000,000 (14%) and $35,000,000 (9%), respectively, to the Company's consolidated revenues, after eliminating intercompany sales.

         Approximately 50% of the aggregate sales proceeds were applied to prepay debt secured by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with the buyer.

         Substantially all of the companies' revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a multinational manufacturer of specialty plant nutrients, organic chemicals and industrial chemicals and distributes its products internationally.

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

         Operating Data

         The Company's revenues by region for the years ended December 31, 1994, 1995 and 1996 are set forth below:

                                              1994           1995           1996
                                              ----           ----           ----
                                                         (in millions)
Western Hemisphere:
    United States .................           $122           $136           $145
    Other .........................             23             22             24
Europe ............................            117            146            160
Asia and Australia ................             41             40             43
Israel ............................             18             21             23
Africa and other ..................             13             21             17
                                              ----           ----           ----
    Total .........................           $334           $386           $412
                                              ====           ====           ====

         As of December 31, 1995 and 1996, the Company's assets were located in the United States (40% and 36%, respectively) and abroad (principally Israel) (60% and 64%, respectively). The Company has no single customer accounting for more than 10% of its revenues.

         HCL leases land and buildings from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, principally in 19 years. HCL also has a contract with ORL for steam and processed water which expires on June 30, 1997, with HCL having an option to extend such contract for an additional year, and a lease from ORL of a pipeline which transports ammonia from the port in Haifa to HCL's plant. HCSL leases its land from the Israeli government under a 49 year lease which commenced in 1994.

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. Potash is purchased solely from Dead Sea Works, Ltd. ("DSW") in accordance with a supply contract expiring December 31, 1999. HCL is currently purchasing phosphate rock on a "spot" basis from Rotem Amfert Negev ("Rotem"). DSW and Rotem are companies that are majority-owned by the Israeli Government and are the sole suppliers in Israel of potash and phosphate rock, respectively. While management believes its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources could have an adverse effect on the Company.

         Functional Currency and Transaction Gains and Losses

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 40% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. At December 31, 1995 and 1996, there were outstanding contracts to purchase $148 million and $53 million, respectively, in various European currencies, principally Deutsche Marks and Italian Lira. In addition, at December 31, 1995 and 1996 there were outstanding contracts to purchase 95 million and 26 million Deutsche Marks, respectively, and to sell a corresponding amount of Italian Lira and Spanish Pesetas. Gains of approximately $900,000 were deferred at December 31, 1995 for foreign exchange contracts which qualify as hedges; no such gains or losses were deferred at December 31, 1996.

         If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's operating income for the years ended December 31, 1994, 1995 and 1996 would have increased (decreased) by $7,400,000, $16,600,000 and ($6,900,000), respectively, and income before taxes would have increased (decreased) by approximately $11,200,000, $11,200,000, and ($5,300,000), respectively.

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

         The assets, liabilities and operations of one of HCL's foreign subsidiaries are measured using the currency of the primary economic environment in which the subsidiary operates. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Revenues, expenses, gains and losses are translated at the weighted average exchange rate for the period. Translation adjustments, resulting from the process of translating such subsidiary's financial statements from its currency into U.S. dollars, are recorded as a separate component of stockholder's equity.

         Inventories

         Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out method.

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is recorded under the straight-line method at generally the following annual rates:

                 Buildings............................................    3 - 10%
                 Machinery, plant and equipment.......................    5 - 33%
                 Office furniture and equipment.......................    6 - 20%

         Expenditures for maintenance and repairs are charged to expense as incurred. Investment grants from the Israeli Government are initially recorded as a reduction of the capitalized asset and are recognized in income over the estimated useful life of the respective asset. HCL recorded investment grants for the years ended December 31, 1994, 1995 and 1996 amounting to $22,708,000, $995,000, and $248,000, respectively.

         Effective January 1, 1995, the Company revised the estimate of depreciable lives of its property, plant and equipment at EDP to more closely approximate the economic lives of those assets. The effect of this change in estimate was to decrease depreciation expense in 1995 by approximately $2,800,000.

         Investments In Marketable Securities and Other Short-Term Investments

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its equity and fixed maturity securities as available-for-sale and reports such securities at fair value, with unrealized gains and losses recorded as a separate component of stockholder's equity.

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

         For purposes of the consolidated financial statements, taxes on income have been computed as if the Company and its domestic subsidiaries filed its own consolidated Federal income tax return without regard to the tax allocation agreement. Payments to TPR, if any, representing the excess of amounts determined under the tax allocation agreement over amounts determined for the purposes of consolidated financial statements are charged to retained earnings. During the three years in the period ended December 31, 1996, TPR did not require payment of amounts different from that which was computed as if the Company and its consolidated subsidiaries filed its own consolidated income tax returns.

         The Company accounts for income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates that are expected to be in effect when the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         During 1994, 1995 and 1996 the Company incurred environmental clean-up costs of approximately $600,000, $300,000 and $300,000, respectively. In addition, at both December 31, 1995 and 1996, the Company has accrued approximately $1,600,000 related to the estimated costs to be incurred for various environmental liabilities.

         In October, 1996 the AICPA Accounting Standards Executive Committee issued Statement of Position 96-1, "Environmental Remediation Liabilities", which requires adoption in 1997. The adoption of this pronouncement will not have a material effect on the Company's consolidated financial condition or results of operations.

         Research and Development Costs

         Research and development costs are charged to expense as incurred and amounted to $3,978,000, $3,158,000 and $2,693,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

         Risk Management Derivatives

         Amounts receivable or payable under interest rate swap agreements are recognized as interest expense.

         Impairment of Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In accordance with SFAS 121, management evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that a recorded asset might not be recoverable by taking into consideration such factors as recent operating results, projected undiscounted cash flows and plans for future operations. At December 31, 1996 there were no impairments of the Company's assets.

         Cash and Cash Equivalents

         Investments with original maturities of three months or less are classified as cash equivalents by the Company.

         Concentration of Credit Risk

         The Company believes no significant concentration of credit risk exists with respect to investments and accounts receivable. The Company places its cash investments with high quality financial institutions, and the Company's receivables are diversified across a diverse customer base and geographical regions.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

B.       OTHER CURRENT ASSETS

         Other current assets consist of the following at December 31, 1995 and 1996:

                                                           1995            1996
                                                          -------        -------
                                                               (in thousands)
Marketable securities (carried at market) ........        $ 2,393        $ 8,557
Miscellaneous receivables, other securities,
     deferred income taxes, etc ..................         16,971         21,669
                                                          -------        -------
          Total ..................................        $19,364        $30,226
                                                          =======        =======

The Company classifies all of its marketable securities (including U.S. Government obligations) as available-for-sale securities as of December 31, 1995 and 1996:

                                                    Gross      Gross     Estimated
                                                  Unrealized Unrealized    Fair
                                          Cost      Gains      Losses      Value
                                         ------     ------     ------     ------
                                                     (in thousands)
December 31, 1995

Foreign Government obligations .....     $  877     $   21     $   --     $  898
Other debt securities ..............        393          9         --        402
                                         ------     ------     ------     ------
     Total debt securities .........      1,270         30         --      1,300
                                         ------     ------     ------     ------
Common stocks and mutual funds
  investing primarily therein ......        872         25        129        768
Preferred stocks ...................        388         --         63        325
                                         ------     ------     ------     ------
     Total equity securities .......      1,260         25        192      1,093
                                         ------     ------     ------     ------

     Total .........................     $2,530     $   55     $  192     $2,393
                                         ======     ======     ======     ======

December 31, 1996

Foreign Government obligations .....     $1,005     $   --     $   10     $  995
Other debt securities ..............        432         41         --        473
                                         ------     ------     ------     ------
     Total debt securities .........      1,437         41         10      1,468
                                         ------     ------     ------     ------
Common stocks and mutual funds
  investing primarily therein ......      6,099        505         --      6,604
Preferred stocks ...................        387         98         --        485
                                         ------     ------     ------     ------
     Total equity securities .......      6,486        603         --      7,089
                                         ------     ------     ------     ------

     Total .........................     $7,923     $  644     $   10     $8,557
                                         ======     ======     ======     ======

         The cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are as follows:

                                                                         Estimated
                                                              Cost       Fair Value
                                                             ------       ------
                                                                (in thousands)
        Due in one year or less ......................       $  648       $  650
        Due after one year through three years .......          496          506
        Due after three years ........................          293          312
                                                             ------       ------
              Total ..................................       $1,437       $1,468
                                                             ======       ======

         During 1995, the gross realized gains on sales of securities totaled approximately $555,000 and the gross realized losses totaled approximately $968,000; during 1996 such gross realized gains totaled approximately $411,000 and gross realized losses totaled approximately $70,000 (see Note K).

C.       INVENTORIES

         Inventories consist of the following at December 31, 1995 and 1996:

                                                     1995                 1996
                                                    -------              -------
                                                            (in thousands)
Raw materials ........................              $20,444              $19,476
Finished goods .......................               46,030               33,618
                                                    -------              -------
    Total ............................              $66,474              $53,094
                                                    =======              =======

D.       PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment at December 31, 1995 and 1996 consists of the following:

                                                            1995          1996
                                                          --------      --------
                                                              (in thousands)
Land ...............................................      $  4,328      $  4,272
Buildings ..........................................        28,413        22,178
Machinery, plant and equipment .....................       304,228       260,876
Office furniture, equipment and water rights .......        10,955         8,731
Construction-in-progress ...........................         8,823        13,927
                                                          --------      --------
    Total, at cost .................................       356,747       309,984
Less accumulated depreciation and amortization .....       136,556       111,097
                                                          --------      --------
    Property, plant and equipment - net ............      $220,191      $198,887
                                                          ========      ========

         During 1993 the Company commenced construction of the K3 Plant, a new facility in Israel, with initial capacity to produce approximately 110,000 metric tons of potassium nitrate annually. The Company substantially completed the construction of the K3 Plant in the fourth quarter of 1994. Capital expenditures incurred in connection with the K3 Plant aggregated approximately $67,000,000 (net of aggregate Israeli Government grants of approximately $35,000,000). Product sales from the K3 Plant commenced in 1995. The capacity of the K3 plant may be expanded in subsequent years.

         The Company capitalized interest costs aggregating $3,360,000 and $953,000 during the years ended December 31, 1994 and 1995, respectively, with respect to several construction projects. No interest was capitalized during 1996. Certain property, plant and equipment has been pledged as collateral for long-term debt - see Note G.

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

E.       SHORT-TERM DEBT AND UNUSED CREDIT LINES

         The weighted average interest rates for short-term debt outstanding at December 31, 1995 and 1996 were 6.5% and 5.9%, respectively.

         As of December 31, 1996, the Company and its subsidiaries have unused revolving loan commitments and other credit lines from banks aggregating approximately $81,000,000.

F.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1995 and 1996:

                                                         1995             1996
                                                        -------          -------
                                                             (in thousands)
Compensation and payroll taxes ...............          $10,159          $ 9,241
Interest .....................................           11,020           10,229
Income taxes .................................            1,518              840
Other ........................................           10,717           13,011
                                                        -------          -------
      Total ..................................          $33,414          $33,321
                                                        =======          =======

G.       LONG-TERM DEBT - NET

         Long-term debt consists of the following at December 31, 1995 and 1996:


                                                                         Payable
     Description                                       Interest Rate*    Through    1995          1996
     -----------                                       --------------    -------    ----          ----
                                                                                      (in thousands)
TRI:
Bank loans (1) ....................................      Various          1998     $ 27,500           $-
Senior subordinated reset notes, net of
  unamortized debt discount of $150,000
  at December 31, 1995 (effective interest
  rate of 15.4%) (2) ..............................         14.5%         1996       23,350           --
11.875% Senior subordinated notes, net of
  unamortized debt discount of $926,000 and
  $825,000 (effective interest rate of 12.1%) (3) .       11.875%         2002      114,074      114,175
Subsidiaries:
Bank loans and other financing ....................      Various          2020      164,359      170,020
                                                                                   --------     --------
  Total ...........................................                                 329,283      284,195
  Less current portion ............................                                  40,703       17,481
                                                                                   --------     --------
  Long-term debt ..................................                                $288,580     $266,714
                                                                                   ========     ========

----------

* As prevailing on respective balance sheet dates. Such rates (other than the subordinated debt) generally "float" according to changes in the Prime or LIBOR rates. At December 31, 1996 such rates were approximately 8.25% and 5.5%, respectively.

1. On June 30, 1994, the Company entered into a Loan Agreement with a bank and borrowed $40,000,000 (repayable quarterly over a four year period) and utilized a portion of the proceeds to prepay approximately $19,000,000 then owed to such bank. Pursuant to the Loan Agreement, the Company also borrowed an additional $100,000,000, repayable in January, 1996. Under certain specified circumstances prior to such date, the Company could have converted such loan into a term loan maturing five years from the date of conversion. At December 31, 1994 the Company pledged certificates of deposit ("CD's") with a principal amount of $100,000,000 as collateral for such loan. The Company pledged 79% of the capital stock of HCL to secure its obligations under the Loan Agreement. On January 5, 1995, the Company liquidated the pledged CD's and prepaid, in full, the $100,000,000 loan. On January 2, 1996 the Company prepaid the then remaining outstanding principal balance ($27,500,000) relating to this loan.

2. The Senior Subordinated Reset Notes (the "Reset Notes") bore interest at 14.5% and matured on September 1, 1996. During 1995 and 1996, the Company acquired $3,250,000 and $19,122,000, respectively, principal amount of the Reset Notes prior to maturity. In connection with such acquisitions of the Reset Notes, the Company has recorded extraordinary losses of $103,000 and $553,000, respectively. Such losses had no current tax benefit.

3. The 11 7/8% Notes mature on July 1, 2002 and are redeemable at the option of the Company at any time after July 1, 1998 at stipulated redemption prices. There are no mandatory sinking fund requirements.

------------------

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

         Certain of the Company's and its subsidiaries' loan agreements and its Indenture require the Company and/or the respective subsidiary to, among other things, maintain various financial ratios including minimum net worth, ratios of debt to net worth, interest and fixed charge coverage tests and current ratios. In addition, there are certain limitations on the Company's ability make certain Restricted Payments and Restricted Investments (each as defined), etc. The Company is also required to offer to purchase a portion of the 11 7/8% Notes if it fails to maintain minimum amounts of Junior Subordinated Capital (as defined). In the event of a Change in Control (as defined), the Company is required to offer to purchase all the 11 7/8% Notes as well as to repay certain bank loans. Certain of the respective instruments also limit the payment of dividends, capital expenditures and the incurring of additional debt and liens.

         As of December 31, 1996, the Company and its subsidiaries are in compliance with the covenants of each of the respective loan agreements and its Indenture.

         The aggregate maturities of long-term debt at December 31, 1996 are set forth below.

Years Ending
December 31,                                                          (in thousands)
------------                                                          --------------
1997 ................................................                   $ 17,481
1998 ................................................                     13,129
1999 ................................................                     10,917
2000 ................................................                      8,105
2001 ................................................                     11,259
Thereafter ..........................................                    223,304
                                                                        --------
    Total ...........................................                   $284,195
                                                                        ========

         Substantially all of the assets of HCL and HCSL are subject to security interests in favor of the State of Israel and/or banks. In addition, substantially all of the assets of the Company's United States subsidiaries are subject to security interests in favor of banks pursuant to loan agreements. The capital stock of HCL and Cedar have also been pledged to the banks pursuant to these agreements. The Company's common stock is pledged to secure the repayment obligations of TPR under a note issued by it to a former indirect shareholder of the Company.

         Interest paid, net of capitalized interest, totaled $24,089,000, $33,445,000 and $31,672,000 for the years ended December 31, 1994, 1995 and
1996, respectively.

H.       OTHER LIABILITIES

         Under Israeli law and labor agreements, HCL is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. These liabilities are covered by regular deposits to various severance pay funds and by payment of premiums to an insurance company for officers and non-factory personnel under approved plans. "Other liabilities" in the Consolidated Balance Sheets as of December 31, 1995 and 1996 include accruals of $2,528,000 and $2,731,000, respectively, for the estimated unfunded liability of complete severance of all HCL employees. Costs incurred were approximately $2,648,000, $2,060,000 and $2,629,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

         No information is available regarding the actuarial present value of HCL's pension plans and the plans' net assets available for benefits, as these plans are multi-employer, external and independent of HCL.

         Cedar has a defined benefit pension plan which covers all of the full-time employees of Cedar and Vicksburg. Funding of the plan is made through payment to various funds managed by a third party and is in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").

         Cedar's net pension cost for the years ended December 31, 1994, 1995 and 1996 included the following benefit and cost components:

                                                                  1994        1995         1996
                                                                -------      -------      -------
                                                                          (in thousands)
     Service cost .........................................     $   657      $   603      $   796
     Interest cost ........................................         756          844        1,014
     Amortization of unrecognized prior service cost ......         109          109          109
     Actual return on plan assets .........................        (751)        (793)        (904)
     Amortization of unrecognized net transition obligation          58           59           59
                                                                -------      -------      -------
         Net pension cost .................................     $   829      $   822      $ 1,074
                                                                =======      =======      =======

         The funded status and the amounts recognized in the Company's December 31, 1995 and 1996 Consolidated Balance Sheets for Cedar's benefit plan is as follows:

                                                              1995          1996
                                                            --------      --------
                                                                (in thousands)
Plan assets at market value ...........................     $ 10,059      $ 12,157
Actuarial present value of projected benefit obligation       12,910        15,140
                                                            --------      --------
Funding status ........................................       (2,851)       (2,983)
Unrecognized net transition obligation ................          351           293
Unrecognized prior service cost .......................          952           843
Unrecognized net loss .................................        1,065         1,754
                                                            --------      --------
Prepaid (accrued) pension cost ........................     $   (483)     $    (93)
                                                            ========      ========

         At December 31, 1995 and 1996 the actuarial present value of Cedar's vested benefit obligation was $9,493,000 and $10,666,000 and the accumulated benefit obligation was $9,949,000 and $11,304,000, respectively.

         Actuarial assumptions used at December 31, 1995 and 1996 were as follows:

                                                                  1995      1996
                                                                  ----      ----
Discount rate - projected benefit obligation ...............      7.5%      7.5%
Rate of increase in compensation levels ....................      5.0%      5.0%
Expected long-term rate of return on assets ................      9.0%      9.0%

         The unrecognized net transition obligation is being amortized on a straight-line basis over fifteen years beginning January 1, 1987.

         Certain of the Company's United States subsidiaries have profit sharing thrift plans designed to conform to Internal Revenue Code Section 401(k) and to the requirements of ERISA. The plans, which cover all full-time employees (and one of which includes Company headquarters employees), allow participants to contribute as much as 15% of their annual compensation, up to a maximum permitted by law, through salary reductions. The companies' contributions to the plans are based on a percentage of the participant's contributions, and the companies may make additional contributions to the plans at the discretion of their respective Boards of Directors. The contribution expense relating to the profit sharing thrift plans totaled $538,000, $559,000 and $505,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

I.       COMMITMENTS

         Operating Leases

         The Company and its subsidiaries are obligated under non-cancelable operating leases covering principally land, office facilities and equipment. At December 31, 1996, minimum annual rental commitments under these leases are:

Years Ending
December 31,                                                          (in thousands)
------------
1997 .................................................                   $ 2,931
1998 .................................................                     2,775
1999 .................................................                     2,167
2000 .................................................                     1,542
2001 .................................................                     1,086
Thereafter ...........................................                     9,404
                                                                         -------
    Total ............................................                   $19,905
                                                                         =======

         Rent expense for 1994, 1995 and 1996 was $3,485,000, $5,308,000 and
$4,683,000, respectively, covering land, office facilities and equipment.

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

J.       INCOME TAXES

         The Company's income tax provision for the years ended December 31, 1994, 1995 and 1996 consist of the following:

                                                 1994       1995         1996
                                               -------     -------      -------
                                                       (in thousands)
Current expense (benefit):
    Federal ..............................     $ 2,193     $    --      $    --
    Foreign ..............................       4,872        (364)       3,146
    State ................................         432         392         (121)
                                               -------     -------      -------
          Total current ..................       7,497          28        3,025
                                               -------     -------      -------
Deferred expense:
    Foreign ..............................       7,135         507          385
    State ................................          37         198          606
                                               -------     -------      -------
          Total deferred .................       7,172         705          991
                                               -------     -------      -------
          Total ..........................     $14,669     $   733      $ 4,016
                                               =======     =======      =======

         The provision for income taxes for the years ended December 31, 1994, 1995 and 1996 amounted to $14,669,000, $733,000 and $4,016,000, respectively, representing effective income tax rates of 85.2%, 12.0% and 26.4%, respectively. These amounts differ from the amounts of $6,027,000, ($2,144,000) and $5,323,000, respectively, computed by applying the statutory Federal income tax rates to income (loss) before income taxes and extraordinary item. The reasons for such variances from statutory rates were as follows:

                                                                  1994       1995       1996
                                                                  ----       ----       ----
     Statutory Federal rates ................................     35.0%      (35.0)%    35.0%
     Increase (decrease) in income tax rate resulting from:
         Israeli operations - net impact of Israeli statutory
              rate, effects of "inflation allowances",
              withholding taxes, etc ........................     (6.1)      (53.5)      0.5
         Net  losses without current tax benefit,
              Alternative Minimum Tax ("AMT") and other .....     56.1       96.1       13.4
         Utilization of capital loss carryforwards ..........       --         --       (22.6)
         Additional depletion expense .......................     (1.6)      (1.9)      (2.0)
         State and local income taxes - net .................      1.8        6.3        2.1
                                                                  ----       ----       ----
     Effective income tax rates .............................     85.2%      12.0%      26.4%
                                                                  ====       ====       ====

         At December 31, 1995 and 1996, deferred tax assets (liabilities) consisted of the following:

                                                                1995          1996
                                                              --------      --------
                                                                   (in thousands)
Depreciation and property and equipment basis differences     $(23,360)     $(29,981)
Nondeductible reserves ..................................        4,429         5,695
Net operating loss carryforwards ........................       10,665        20,244
Capital loss and capital loss carryforwards .............        4,112            --
Foreign tax credit carryovers ...........................        2,507         4,753
AMT credit carryovers ...................................        6,313         5,401
Investment tax credit carryovers ........................          200           200
Other ...................................................          879         1,320
                                                              --------      --------
Deferred taxes - net, exclusive of valuation allowance ..        5,745         7,632
Valuation allowance .....................................      (25,506)      (28,384)
                                                              --------      --------
Deferred taxes - net ....................................     $(19,761)     $(20,752)
                                                              ========      ========

         At December 31, 1995, deferred tax assets of $1,227,000 are classified as "other current assets" and deferred tax liabilities of $20,988,000 are classified as "other liabilities". At December 31, 1996, deferred tax assets of $2,563,000 are classified as "other current assets" and deferred tax liabilities of $23,315,000 are classified as "other liabilities".

         At December 31, 1996, the Company had various tax loss and credit carryovers which expire as follows:

                             U.S. Federal
              -------------------------------------------
                        Investment     Net      Alternative  State Net   Foreign Net
              Foreign      Tax       Operating    Minimum    Operating    Operating
Expiration   Tax Credit   Credit       Loss      Tax Credit    Loss         Loss
----------    -------     -------     -------     -------     -------     -------
                                        (in thousands)
1998 ....     $ 4,680
2000 ....          41
2001 ....          32     $   200
2010 ....                             $22,208                 $13,700
2011 ....                              18,318                  11,800
Unlimited                                         $ 5,401                 $14,600
              -------     -------     -------     -------     -------     -------
Total ...     $ 4,753     $   200     $40,526     $ 5,401     $25,500     $14,600
              =======     =======     =======     =======     =======     =======

         Income taxes paid totaled approximately $7,300,000, $3,700,000 and $3,100,000, respectively, during the years ended December 31, 1994, 1995 and 1996. These amounts are exclusive of a prior year tax refund received by HCL in 1995 of approximately $4,000,000.

K.       INTEREST AND OTHER INCOME - NET

         Interest and other income - net for the years ended December 31, 1994, 1995 and 1996 consists of the following:

                                                                  1994          1995          1996
                                                                --------      --------      --------
                                                                           (in thousands)
Interest and dividend income ..............................     $  2,442      $  2,459      $  1,408
Security gains (losses) - net .............................       (1,178)         (413)          341
Gain on involuntary conversion (see Note D) ...............       18,100         1,700            --
Gain on sale of potash operations (see Note A) ............           --            --        22,579
Other, including gains (losses) of $(3,800,000), $5,400,000
     and ($1,600,000) in 1994, 1995 and 1996, respectively,
     relating to foreign currencies (see Note A) ..........       (4,308)        5,382         1,120
                                                                --------      --------      --------
     Total ................................................     $ 15,056      $  9,128      $ 25,448
                                                                ========      ========      ========

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

         Cedar entered into the following interest rate swap agreements which are used to manage its interest-rate risk. Cedar receives variable rate payments and pays fixed rate payments. The following is a summary of the contracts outstanding (in thousands of dollars) at December 31, 1996:


                                           Variable
                 Nominal     Fixed Rate      Rate       Maturity
                  Amount        Paid       Received       Date
                 -------     ----------    --------     --------
                 $10,000        6.17%        5.94%       10/98
                  10,000        6.04%        5.94%       10/98
                   7,500        5.99%        5.94%       10/98
                   5,000        5.27%        5.50%        2/99

         The variable rate received is tied to the three-month LIBOR rate. The quarterly repricing dates for each of these agreements are as of month-end, beginning January, 1996.

N.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                  December 31, 1995           December 31, 1996
                                              -----------------------      -----------------------
                                               Carrying     Estimated      Carrying      Estimated
                                                Amount      Fair Value      Amount       Fair Value
                                              ---------     ---------      ---------     ---------
                                                                  (in thousands)
Assets:
  Marketable securities (included within
      "other current assets") .............   $   2,393     $   2,393      $   8,557     $   8,557
  Investments in certain securities
      (included within "other assets" and
      accounted for by the equity method)..       3,607        12,355          8,290        13,454

Liabilities:
  Long-term debt ..........................     329,283       320,832        284,195       285,020

Off-balance sheet financial instruments:
  Foreign currency contracts ..............       1,600         2,500            659           659
  Risk management derivatives .............          --          (109)            --           (44)

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

         Foreign Currency Contracts - The fair value of foreign currency purchase contracts is estimated by obtaining quotes from brokers. The contractual amount of these contracts totals approximately $214,000,000 and $70,000,000 as of December 31, 1995 and 1996, respectively.

         Risk Management Derivatives - The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

         Technicians and engineers of HCL are members of the Union of Technicians and Engineers, which operates throughout Israel. The other employees of HCL are members of the "Histadrut", the dominant labor union in Israel. The terms of employment of all employees are governed by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut and the representatives of the employees. In 1994, an agreement was signed with the technicians and engineers for the three year period ending December 31, 1996. In 1995, an SCA was signed with the Histadrut and the representatives of the employees for the two year period ending December 31, 1996.

         In September, 1996, in accordance with its rights pursuant to the above-mentioned agreements, HCL announced the cancellation of such agreements effective with their expiration dates. HCL also announced its intent to negotiate a new SCA with basic changes for the period commencing after December 31, 1996.

         As a result of the announced cancellation of the labor agreements, during October, 1996 HCL suffered several work stoppages and other job actions which adversely affected plant productivity, which was followed by a complete work stoppage and plant shut-down from October 29 to November 14, 1996. Based on a decision of a regional labor court, HCL's plant was then ordered to be re-opened temporarily. The court also ordered HCL and representatives of the workers to continue to negotiate a settlement of the labor dispute. Notwithstanding the court's ruling, HCL suffered numerous job actions by its workers which again led to very low productivity. On December 3, 1996 the workers declared a strike and the plant was shut-down. The plant remained closed until March 10, 1997 when a new SCA was signed for the three year period ending December 31, 1999.

         Prior to 1996, HCL's last major labor dispute took place in July 1991 and related to negotiations of the SCA for 1990 and 1991. As a result of this dispute, HCL's employees went on strike for approximately four weeks during the third quarter of 1991. Prior to that, the last major labor dispute took place in 1983, which resulted in a strike of approximately two weeks.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT        SCHEDULE I

                              TRANS-RESOURCES, INC.

                                 BALANCE SHEETS

                                                                     December 31,
                                                               ------------------------
                                                                 1995           1996
                                                               ---------      ---------
                                                                     (in thousands)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..............................     $  17,760      $  20,261
  Receivables and other assets ...........................         1,012          8,925
  Prepaid expenses .......................................           291            466
                                                               ---------      ---------
      Total Current Assets ...............................        19,063         29,652

INVESTMENTS IN SUBSIDIARIES ..............................       152,731         91,363

DUE FROM SUBSIDIARIES - net ..............................         6,359          5,699

OTHER ASSETS .............................................        18,614         26,650
                                                               ---------      ---------
      Total ..............................................     $ 196,767      $ 153,364
                                                               =========      =========
                   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ...................     $  23,350      $      --
  Accrued expenses and other current liabilities .........         9,565          9,899
                                                               ---------      ---------
      Total Current Liabilities ..........................        32,915          9,899
                                                               ---------      ---------
LONG-TERM DEBT - net:
  Senior indebtedness, notes payable and other
    obligations...........................................        27,500             --
  Senior subordinated debt - net .........................       114,074        114,175
                                                               ---------      ---------
      Long-Term Debt - net (Note) ........................       141,574        114,175
                                                               ---------      ---------
OTHER LIABILITIES ........................................         1,603          3,036
                                                               ---------      ---------
STOCKHOLDER'S EQUITY:
  Preferred stock, $1.00 par value, 100,000 shares
      authorized, issued and outstanding .................         7,960          7,960
  Common stock, $.01 par value, 3,000 shares authorized,
      issued and outstanding .............................            --             --
  Additional paid-in capital .............................         8,682          8,682
  Retained earnings ......................................         4,764          9,345
  Cumulative translation adjustment ......................          (594)          (367)
  Unrealized gains (losses) on marketable securities .....          (137)           634
                                                               ---------      ---------
      Total Stockholder's Equity .........................        20,675         26,254
                                                               ---------      ---------
           Total .........................................     $ 196,767      $ 153,364
                                                               =========      =========

Note- The aggregate maturities of long-term debt during the next five years is approximately as follows: 1997 - $0; 1998 - $0; 1999 - $0; and 2000
         - $0; and 2001 - $0. Also see Note G of Notes to Consolidated Financial Statements.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT        SCHEDULE I
                                                                     (continued)

                              TRANS-RESOURCES, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1994, 1995 and 1996

                                               1994          1995          1996
                                             --------      --------      --------
                                                        (in thousands)
REVENUES - EQUITY IN NET
  EARNING OF SUBSIDIARIES:
  Dividends received from subsidiaries .     $ 17,005      $  8,609      $ 76,556
  Undistributed (dividends in excess of)
     earnings of subsidiaries ..........       11,764         7,021       (55,685)
                                             --------      --------      --------
  Total ................................       28,769        15,630        20,871

COSTS AND EXPENSES .....................       (3,674)       (4,148)       (4,559)

INTEREST EXPENSE .......................      (23,243)      (22,250)      (15,568)

INTEREST AND OTHER INCOME - Net ........        1,392         1,868         2,024
                                             --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ...................        3,244        (8,900)        2,768

INCOME TAX BENEFIT (PROVISION) .........         (694)        2,042         8,425
                                             --------      --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM         2,550        (6,858)       11,193

EXTRAORDINARY ITEM - Loss on repurchase
  of debt (no income tax benefit) ......           --          (103)         (553)
                                             --------      --------      --------
NET INCOME (LOSS) ......................     $  2,550      $ (6,961)     $ 10,640
                                             ========      ========      ========

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT        SCHEDULE I
                                                                     (concluded)
                              TRANS-RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1994, 1995 and 1996

                                                           1994           1995           1996
                                                         ---------      ---------      --------
                                                                      (in thousands)
OPERATING ACTIVITIES AND WORKING
  CAPITAL MANAGEMENT:
  Operations:
    Net income (loss) ..............................     $   2,550      $  (6,961)     $ 10,640
    Items not requiring (providing) cash:
      Unremitted earnings of subsidiaries ..........       (11,764)        (7,021)       55,685
      Depreciation and amortization ................         1,226          1,147           478
      Increase in other liabilities ................            29             31            33
      Deferred taxes and other - net ...............           242         (1,064)       (4,314)
                                                         ---------      ---------      --------
    Total ..........................................        (7,717)       (13,868)       62,522
  Working capital management:
      Receivables and other current assets .........        (3,064)         6,115          (546)
      Prepaid expenses .............................           851           (251)         (175)
      Accrued expenses and other current liabilities         2,778         (4,118)       (1,066)
                                                         ---------      ---------      --------
  Cash provided by (used in) operations and
      working capital management ...................        (7,152)       (12,122)       60,735
                                                         ---------      ---------      --------

INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment .......           (70)            (3)          (21)
  Sales of marketable securities and short-term
    investments, including in 1995 liquidation
    of CD's securing a bank loan (see Note G) ......        33,543        132,436         1,987
  Purchases of marketable securities and short-
    term investments, including in 1994 purchase
    of CD's securing a bank loan (see Note G) ......      (133,396)        (4,371)       (9,354)
  Other - net ......................................        (3,464)         7,207         6,213
                                                         ---------      ---------      --------
  Cash provided by (used in) investment activities .      (103,387)       135,269        (1,175)
                                                         ---------      ---------      --------

FINANCING ACTIVITIES:
  Increase in long-term debt .......................       139,574             --            --
  Repurchases, payments and current maturities of
     long-term debt ................................       (29,040)      (113,250)      (51,000)
  Dividends to stockholders ........................          (225)        (1,707)       (6,059)
                                                         ---------      ---------      --------
  Cash provided by (used in) financing activities ..       110,309       (114,957)      (57,059)
                                                         ---------      ---------      --------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................          (230)         8,190         2,501

CASH AND CASH EQUIVALENTS:
  Beginning of year ................................         9,800          9,570        17,760
                                                         ---------      ---------      --------
  End of year ......................................     $   9,570      $  17,760      $ 20,261
                                                         =========      =========      ========

Interest paid ......................................     $  19,913      $  23,289      $ 16,446
                                                         =========      =========      ========
Income taxes paid ..................................     $   1,113      $   3,255      $  2,268
                                                         =========      =========      ========

                              TRANS-RESOURCES, INC.

                                INDEX TO EXHIBITS

Exhibit             Description                                         Page No.
-------             -----------                                         --------

2.1          Asset Purchase Agreement dated as of May 21, 1996, by and
             among Mississippi Chemical Corporation, Mississippi
             Acquisition I, Inc., Mississippi Acquisition II, Inc.,
             New Mexico Potash Corporation and Eddy Potash, Inc.,
             filed as Exhibit 2.1 to the Company's Current Report on
             Form 8-K for August 16, 1996 (the "Form 8-K"), which is incorporated herein by reference. The Company hereby agrees to furnish supplementally to the Securities and
             Exchange Commission upon request a copy of any omitted
             schedule or exhibit, all of which are listed at the end
             of the Table of Contents to the Asset Purchase Agreement.     *

2.2          Amendment to Asset Purchase Agreement, dated August 16,
             1996, filed as Exhibit 2.2 to the Form 8-K, which is
             incorporated herein by reference. The Company hereby
             agrees to furnish supplementally to the Securities and
             Exchange Commission upon request a copy of any omitted
             exhibit, all of which are referenced on the first page of
             the Amendment.                                                *

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

4.1          Indenture, dated as of March 30, 1993 between the Company
             and First Alabama Bank, as Trustee, relating to the 11
             7/8% Senior Subordinated Notes due 2002, filed as Exhibit
             4.1 to the Registration Statement of the Company on Form
             S-1, filed on April 16, 1993, as amended, Registration
             No. 33-61158, which is incorporated herein by reference.      *

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

10.9         Agreement between the Company and Thomas G. Hardy, dated
             March 22, 1994, concerning incentive bonus compensation, including, as Exhibit A thereto, the related Trust
             Agreement, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993,
             which is incorporated herein by reference. (1)                *

10.10        Employment Agreement between the Company and Thomas G.
             Hardy, dated as of June 1, 1993, filed as Exhibit 10.11
             to the 1994 Form 10-K, which is incorporated herein by
             reference. (1)                                                *

10.11        Salary Continuation Agreement between the Company and
             Lester W. Youner, dated as of August 24, 1994, filed as
             Exhibit 10.12 to the 1994 Form 10-K, which is
             incorporated herein by reference. (1)                         *

10.12        Credit Agreement, dated as of November 3, 1995, among
             Cedar Chemical Corporation, the Lenders listed on the
             signature pages thereof and The Chase Manhattan Bank
             (National Association), as Administrative Agent (exhibits
             and schedules omitted), filed as Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, which is incorporated
             herein by reference.                                          *

10.13        Loan Agreement, dated as of December 29, 1995, between
             the Company and Bank Hapoalim (certain exhibits and
             schedules omitted).                                           *

Exhibit             Description                                         Page No.
-------             -----------                                         --------

10.14        Tax Sharing Agreement, dated as of December 30, 1991,
             among TPR Investment Associates, Inc., the Company, EDP,
             Inc., Nine West Corporation, TR Media Corporation and
             Cedar Chemical Corporation, filed as Exhibit 10.23 to the
             1991 Form 10-K, which is incorporated herein by
             reference.                                                    *

10.15        Split Dollar Insurance Agreement, entered into as of
             August 26, 1988, between the Company and Arie Genger,
             filed as Exhibit 10.27 to the Registration Statement of
             the Company on Form S-1, filed on October 20, 1992, as
             amended, Registration No. 33-53486, which is incorporated
             herein by reference. (1)                                      *

21           Subsidiaries of the Company.                                 E - 4

24           Power of Attorney authorizing Lester W. Youner to sign
             this report and any amendments hereto on behalf of the
             principal executive officer and the directors.               E - 5

27           Financial Data Schedule.                                     E - 6

--------

*        Incorporated by reference

(1)      Management contract or compensatory plan or arrangement