Form 10-Q
period 1997-03-31
TRANS RESOURCES INC
filed 1997-05-14
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[Mark One]

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period From To

                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                           36-2729497
-------------------------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)


9 West 57th Street, New York, New York                                         10019
----------------------------------------                                     ----------
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

                                    Yes x  No
                                       ---   ---
At May 9, 1997, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                                 March 31, 1997



PART I
------
                                                                                           Page
                                                                                          Number
                                                                                          ------
Item 1. -      Financial Statements (Unaudited):


               Consolidated Statements of Operations...................................      3


               Consolidated Balance Sheets.............................................      4


               Consolidated Statement of Stockholder's Equity..........................      5


               Consolidated Statements of Cash Flows...................................      6


               Notes to Unaudited Consolidated Financial Statements....................      7


Item 2. -      Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................      8


PART II
-------

Item 1. -      Legal Proceedings.......................................................     14

Item 6. -      Exhibits and Reports on Form 8-K........................................     14


Signatures     ........................................................................     15



                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements
------------------------------
                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                 Three Month Period
                                                                                   Ended March 31,
                                                                                 -------------------
                                                                                1997               1996
                                                                                -----   (000's)    ----

REVENUES...................................................................    $ 83,532          $118,242

COSTS AND EXPENSES:
     Cost of goods sold....................................................      68,132            96,262
     General and administrative............................................       9,466            11,645
                                                                                -------           -------
OPERATING INCOME...........................................................       5,934            10,335
     Interest expense......................................................      (7,204)           (8,713)
     Interest and other income - net.......................................         926               530
                                                                                -------           -------
INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM................................................        (344)            2,152
                                                                                -------           -------
INCOME TAX PROVISION (BENEFIT):
     Current...............................................................         396               682
     Deferred..............................................................         (15)              327
                                                                                -------           -------
                                                                                    381             1,009
                                                                                -------           -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM....................................        (725)            1,143

EXTRAORDINARY ITEM - Loss on repurchase of
     debt (no income tax benefit)..........................................          -               (393)
                                                                                -------           -------
NET INCOME (LOSS) .........................................................    $   (725)              750
                                                                                =======           =======

            See notes to unaudited consolidated financial statements.

\



                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                                                                   March 31,               December 31,
                                                                                     1997                     1996
                                                                                  ------------             ------------
                                                                                   (Unaudited)
                                                      ASSETS                                     (000's)

CURRENT ASSETS:
     Cash and cash equivalents................................................    $ 17,700                  $  29,112
     Accounts receivable......................................................      90,334                     71,551
     Inventories:
         Finished goods.......................................................      26,309                     33,618
         Raw materials........................................................      17,253                     19,476
     Other current assets.....................................................      30,753                     30,226
     Prepaid expenses.........................................................      20,528                     14,635
                                                                                  --------                   --------
         Total Current Assets.................................................     202,877                    198,618

PROPERTY, PLANT AND EQUIPMENT - net...........................................     198,125                    198,887

OTHER ASSETS..................................................................      29,674                     29,126
                                                                                  --------                   --------
         Total................................................................    $430,676                   $426,631
                                                                                  ========                   ========




                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt.....................................   $  17,595                  $  17,481
     Short-term debt..........................................................      13,573                     15,348
     Accounts payable.........................................................      50,523                     38,033
     Accrued expenses and other current liabilities...........................      27,654                     33,321
                                                                                  --------                   --------
         Total Current Liabilities............................................     109,345                    104,183
                                                                                  --------                   --------
LONG-TERM DEBT - net:
     Senior indebtedness, notes payable and other obligations.................     155,228                    152,539
     Senior subordinated indebtedness - net...................................     114,202                    114,175
                                                                                  --------                   --------
         Long-Term Debt - net.................................................     269,430                    266,714
                                                                                  --------                   --------
OTHER LIABILITIES.............................................................      29,474                     29,480
                                                                                  --------                   --------
STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding...................................       7,960                      7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding...............................................          -                          -
     Additional paid-in capital...............................................       8,682                      8,682
     Retained earnings........................................................       6,225                      9,345
     Cumulative translation adjustment........................................        (179)                      (367)
     Unrealized gains (losses) on marketable securities.......................        (261)                       634
                                                                                  --------                   --------
         Total Stockholder's Equity...........................................      22,427                     26,254
                                                                                  --------                   --------
         Total................................................................    $430,676                   $426,631
                                                                                  ========                   ========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                     Three Month Period Ended March 31, 1997
                                   (Unaudited)


                                                              Additional                Cumulative       Unrealized
                                      Preferred     Common      Paid-In     Retained    Translation    Gains (Losses)
                                        Stock       Stock       Capital     Earnings    Adjustment     on Securities       Total
                                        -----       -----       -------     --------    ----------     -------------       -----

                                                                            (000's)


BALANCE, January 1, 1997............       $7,960       $   -       $8,682      $9,345         $(367)              $634    $26,254

Net loss ...........................                                             (725)                                       (725)

Dividends paid:
     Common stock...................                                           (1,970)                                     (1,970)
     Preferred stock................                                             (425)                                       (425)

Net change during period............                                                              188             (895)      (707)
                                           ------  ----------       ------      ------          -----             ------    -------

BALANCE, March 31, 1997.............       $7,960  $    -           $8,682      $6,225          $(179)            $(261)    $22,427
                                           ======  ==========       ======      ======          =====             =====     =======






            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three Month Period
                                                                                           Ended March 31,
                                                                                           ---------------
                                                                                      1997              1996
                                                                                      ----              ----
                                                                                              (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
     MANAGEMENT:
 Operations:
     Net income (loss)........................................................     $   (725)           $     750
     Items not requiring (providing) cash:
         Depreciation and amortization........................................        4,859                6,107
         Deferred taxes and other - net.......................................         (210)               2,065
                                                                                   --------              -------
            Total...........................................................          3,924                8,922
     Working capital management:
         Accounts receivable and other current assets.........................      (17,868)             (21,958)
         Inventories..........................................................        9,532                1,531
         Prepaid expenses.....................................................       (5,893)              (1,376)
         Accounts payable.....................................................       12,490                2,907
         Accrued expenses and other current liabilities.......................       (5,667)              (9,219)
              Cash used by operations and working                                  --------              -------
                  capital management..........................................       (3,482)             (19,193)
                                                                                   --------              -------
INVESTMENT ACTIVITIES:
     Additions to property, plant and equipment...............................       (3,857)              (3,026)
     Purchases of marketable securities and other short-term investments......       (4,898)              (3,261)
     Sales of marketable securities and other short-term investments..........        3,456                   93
     Other - net  ............................................................       (1,264)               1,749
                                                                                   --------              -------
              Cash used by investment activities..............................       (6,563)              (4,445)
                                                                                   --------              -------
FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt...................................       (1,775)               7,457
     Increase in long-term debt...............................................        6,500               41,708
     Repurchases, payments and current maturities of long-term debt...........       (3,697)             (42,391)
     Dividends to stockholder.................................................       (2,395)              (2,081)
                                                                                   --------              -------
              Cash provided (used) by financing activities....................       (1,367)               4,693
                                                                                   --------              -------
DECREASE IN CASH AND CASH EQUIVALENTS.........................................      (11,412)             (18,945)

CASH AND CASH EQUIVALENTS:
     Beginning of period......................................................       29,112               32,872
                                                                                   --------              -------

     End of period............................................................     $ 17,700              $13,927
                                                                                   ========              =======



            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION AND OTHER MATTERS

         The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two
wholly-owned subsidiaries, NMPC, Inc. (name changed from New Mexico Potash Corporation upon completion of the sale of its potash operations in August, 1996; "NMPC"), and Vicksburg Chemical Company ("Vicksburg"); EDP, Inc. (name changed from Eddy Potash, Inc. upon completion of the sale of its potash operations in August, 1996; "EDP"); Na-Churs Plant Food Company ("Na-Churs"); and Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"). TRI is a wholly-owned subsidiary of TPR
Investment Associates, Inc. ("TPR"). As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

         On August 16, 1996 NMPC and EDP sold substantially all of their assets for an aggregate consideration of $56,154,000, including a payment for working capital of $11,154,000, and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation). Approximately 50% of the aggregate sales proceeds were applied to prepay debt secured by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with the buyer.

         NMPC and EDP had conducted the Company's potash mining and production operations. During the three month period ended March 31, 1996, the potash operations contributed approximately $16,000,000 (14%) to the Company's consolidated revenues, after eliminating intercompany sales.

         See Item 2 below - "Management's Discussion and Analysis of Financial Condition and Results of Operations Other Matters" for certain information regarding a labor dispute and strike at HCL.

         In the opinion of management, the unaudited consolidated financial statements for the three month periods ended March 31, 1997 and 1996, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                                             Percentage                Period
                                                                             of Revenues                 to
                                                                             Three Month                Period
                                                                            Period Ended               Changes
                                                                              March 31,               Increase
                                                                         1997          1996          (Decrease)
                                                                         ----          ----          ----------

Revenues.....................................................            100.0%        100.0%         (29.4)%


Costs and expenses:
     Cost of goods sold......................................             81.6          81.4           (29.2)
     General and administrative..............................             11.3           9.9           (18.7)
                                                                          ----          ----
Operating income.............................................              7.1           8.7           (42.6)

     Interest expense........................................             (8.6)         (7.4)          (17.3)
     Interest and other income - net.........................              1.1            .5            74.7
                                                                          ----          ----
Income (loss) before income taxes and extraordinary item.....              (.4)          1.8          (116.0)

Income tax provision.........................................               .5            .8           (62.2)
                                                                          ----          ----
Income (loss) before extraordinary item......................              (.9)          1.0          (163.4)

Extraordinary item...........................................                -           (.4)          100.0
                                                                          ----          ----
Net income (loss)............................................              (.9)%          .6%         (196.7)%
                                                                          ====          ====          ======

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements herein (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements concerning future revenues (e.g., impact of HCL work stoppage and strike and inflation in Israel); expenses (e.g., cost savings resulting from HCL's new labor agreement, future environmental costs and capital expenditures); and access to lending sources and Israeli Government entitlements. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party (see Item 3- "Legal Proceedings" in the Form 10-K); and other factors referenced in this Form 10-Q (or in the Company's Form 10-K).

LABOR DISRUPTION AT HCL

         Technicians and engineers of HCL are members of the Union of Technicians and Engineers, which operates throughout Israel. The other employees of HCL are members of the "Histadrut", the dominant labor union in Israel. The terms of employment of all employees are governed by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut and the representatives of the employees. In 1994, an agreement was signed with the technicians and engineers for the three year period ended December 31, 1996. In 1995, an SCA was signed with the Histadrut and the representatives of the employees for the two year period ended December 31, 1996. In September, 1996, in accordance with its rights pursuant to the above-mentioned agreements, HCL announced the cancellation of such agreements effective with their expiration dates. HCL also announced its intent to negotiate a new SCA with basic changes for the period commencing after December 31, 1996.

         As a result of the announced cancellation of the labor agreements, during October, 1996 HCL suffered several work stoppages and other job actions which adversely affected plant productivity, which was followed by a complete work stoppage and plant shut-down from October 29 to November 14, 1996. Based on a decision of a regional labor court, HCL's plant was then ordered to be re-opened temporarily. The court also ordered HCL and representatives of the workers to continue to negotiate a settlement of the labor dispute. Nothwithstanding the court's ruling, HCL suffered numerous job actions by its workers which again led to very low productivity. On December 3, 1996 the workers declared a strike and the plant was shut-down. The plant remained closed until March 10, 1997 when a new SCA was signed for the three year period ending December 31, 1999. Subsequent to March 10, 1997, HCL's plant reopened and gradually began production. By the end of April, 1997, HCL estimates that its plant was operating at approximately 90% of capacity.

         As a result of the strike at HCL, the first quarter of 1997 was significantly impacted by a reduction in sales volume, lower gross margins due to reduced productivity, resulting in the under-absorption of fixed overhead, coupled with inventory shortages requiring purchases from third parties and increased general and administrative expenses arising from higher security and other costs. This adverse impact was partially offset by lower labor costs.

         Management believes that the cost savings as a result of the changes in the terms of the new SCA over the labor costs it would otherwise have incurred during the next few years will substantially exceed the costs incurred during the period of labor disruption. Such savings will commence during the second quarter of 1997.

 RESULTS OF OPERATIONS

         Three month period ended March 31, 1997 compared with the three month period ended March 31, 1996:

         Revenues decreased by 29.4% to $83,532,000 in 1997 from $118,242,000 in
1996, a decrease of $34,710,000, resulting from decreased sales of specialty plant nutrients and industrial chemicals ($18,700,000) as a result of the HCL strike and a decrease of sales of potash ($16,000,000) as a result of the sale of the Company's potash operations. See "Labor Disruption at HCL" above for information regarding a labor dispute and strike at HCL commencing October, 1996.

         Cost of goods sold as a percentage of revenues increased slightly to 81.6% in 1997 compared with 81.4% in 1996. Gross profit was $15,400,000 in 1997 compared with $21,980,000 in 1996 (18.4% of revenues in 1997 compared with 18.6% of revenues in 1996), a decrease of $6,580,000. The primary factors resulting in the decreased gross profit were (i) less favorable currency rates in the 1997 period, (ii) the adverse effect of the strike at HCL (net of HCL's claim for reimbursement from an Israeli industrial association for partial contribution towards the costs suffered during the period of the strike) (see "Labor Disruption at HCL" above) and (iii) the sale of the Company's potash operations. These decreases were partially offset by higher organic chemical margins in the 1997 period. General and administrative expense decreased to $9,466,000 in 1997 from $11,645,000 in 1996, but increased as a percentage of revenues (11.3% of revenues in 1997 compared with 9.9% of revenues in 1996). During the 1997 period, HCL's general and administrative expense (security costs, communications expenses, etc.) was adversely effected by the strike.
         As a result of the matters described above, the Company's operating income decreased by $4,401,000 to $5,934,000 in 1997 as compared with $10,335,000 in 1996.

         Interest expense decreased by $1,509,000 ($7,204,000 in 1997 compared with $8,713,000 in 1996) primarily as a result of (i) the maturity of the Company's outstanding Senior Subordinated Reset Notes in September, 1996 and
(ii) the prepayment of senior bank debt upon the sale of the Company's potash operations. Interest and other income net increased in 1997 by $396,000, principally as the result of certain realized gains on marketable securities in the 1997 period.

         As a result of the above factors, income before income taxes and extraordinary item decreased by $2,496,000 in 1997. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         In the 1996 period the Company acquired $11,237,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $393,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1997 period.

CAPITAL  RESOURCES  AND  LIQUIDITY

         The Company's consolidated working capital at March 31, 1997 and December 31, 1996 was $93,532,000 and $94,435,000, respectively.

         Operations for the three month periods ended March 31, 1997 and 1996, after adding back non-cash items, provided cash of approximately $3,900,000 and $8,900,000, respectively. During such periods other changes in working capital used cash of approximately $7,400,000 and $28,100,000, respectively, resulting in cash being used by operating activities and working capital management of approximately $3,500,000 and $19,200,000, respectively.

         Investment activities during the three month periods ended March 31, 1997 and 1996 used cash of approximately $6,600,000 and $4,400,000, respectively, including additions to property in 1997 and 1996 of approximately $3,900,000 and $3,000,000, respectively, purchases of marketable securities and other short-term investments of approximately $4,900,000 and $3,300,000, respectively, and sales of marketable securities and other short-term investments of approximately $3,500,000 and $100,000, respectively. No major property additions occurred in the 1996 or 1997 periods.

         Financing activities during the three month periods ended March 31, 1997 and 1996 provided (used) cash of approximately ($1,400,000) and $4,700,000, respectively.

         As of March 31, 1997, the Company had outstanding long-term debt (excluding current maturities) of $269,430,000. The Company's primary source of liquidity is cash flow generated from operations and its unused credit lines.

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 40% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a general policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the three month periods ended March 31, 1997 and 1996, would have decreased by approximately $3,500,000 and $1,600,000, respectively.

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

CAPITAL EXPENDITURES

         During the three month period ended March 31, 1997 the Company invested approximately $3,900,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1997 will aggregate approximately $17,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters.

INFLATION

         Inasmuch as only approximately $62,000,000 of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1996 and 1995 the inflation rate of the NIS as compared to the U.S. Dollar exceeded the devaluation rate in Israel by 6.9% and 4.2%, respectively.

ENVIRONMENTAL MATTERS

         See Item 1 - "Business - Environmental Matters" and Note O of Notes to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         As previously disclosed in the Form 10-K, the David B. Gaebler v. New Mexico Potash Corporation, et al. purported class action on behalf of indirect purchasers of potash outside of California had been dismissed by the Circuit Court of Cook County, Illinois, and the dismissal affirmed by an appellate court. On April 2, 1997, the Illinois Supreme Court denied plaintiff's request for leave to appeal the Gaebler decision.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits.
         Exhibit 27 - Financial Data Schedule.

(b)      Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


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



                                                   TRANS-RESOURCES, INC.
                                                   ---------------------
                                                       (Registrant)



Date:  May 9, 1997                                  Lester W. Youner
                                              -----------------------------
                                              Vice President, Treasurer and
                                                 Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS


Exhibit           Description                                    Page No.
-------           -----------                                    --------

27                Financial Data Schedule.                          17