Form 10-Q
period 1997-06-30
TRANS RESOURCES INC
filed 1997-08-14
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


             [Mark One]

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From       To
                                                 -----    -----
                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                                                 36-2729497
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


9 West 57th Street, New York, New York                                   10019
(Address of principal executive offices)                              (Zip Code)


        Registrant's telephone number, including area code (212) 888-3044


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X   NO
                                     ---     ---
At August 11, 1997, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                                                                       Form 10-Q


                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                                  June 30, 1997



PART I

                                                                           Page
                                                                          Number
                                                                          ------
Item 1. - Financial Statements (Unaudited):

          Consolidated Statements of Operations ..........................     3

          Consolidated Balance Sheets ....................................     4

          Consolidated Statement of Stockholder's Equity .................     5

          Consolidated Statements of Cash Flows ..........................     6

          Notes to Unaudited Consolidated Financial Statements ...........     7

Item 2. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................     8


PART II


Item 6. - Exhibits and Reports on Form 8-K ...............................    15

Signatures ...............................................................    16

                                                                       Form 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Month Period            Six Month Period
                                                Ended June 30,              Ended June 30,
                                                --------------              --------------
                                                                 (000's)

                                             1997          1996          1997          1996
                                           ---------     ---------     ---------     ---------
REVENUES ..............................    $ 110,751     $ 122,422     $ 194,283     $ 240,664

COSTS AND EXPENSES:
     Cost of goods sold ...............       88,590       100,030       156,722       196,292
     General and administrative .......       10,832        11,440        20,298        23,085
                                           ---------     ---------     ---------     ---------

OPERATING INCOME ......................       11,329        10,952        17,263        21,287

     Interest expense .................       (7,217)       (8,335)      (14,421)      (17,048)
     Interest and other income - net ..        1,610           398         2,536           928
                                           ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM ..............        5,722         3,015         5,378         5,167
                                           ---------     ---------     ---------     ---------

INCOME TAX PROVISION:
     Current ..........................          197           744           593         1,426
     Deferred .........................          908           807           893         1,134
                                           ---------     ---------     ---------     ---------
                                               1,105         1,551         1,486         2,560
                                           ---------     ---------     ---------     ---------

INCOME BEFORE EXTRAORDINARY
     ITEM .............................        4,617         1,464         3,892         2,607

EXTRAORDINARY ITEM - Loss on repurchase
     of debt (no income tax benefit) ..           --          (160)           --          (553)
                                           ---------     ---------     ---------     ---------

NET INCOME ............................    $   4,617     $   1,304     $   3,892     $   2,054
                                           =========     =========     =========     =========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,    December 31,
                                                                   1997          1996
                                                                 ---------     ---------
                                                                (Unaudited)
                                                                         (000's)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............................    $  23,256     $  29,112
     Accounts receivable ....................................      101,006        71,551
     Inventories:
         Finished goods .....................................       25,883        33,618
         Raw materials ......................................       16,136        19,476
     Other current assets ...................................       32,426        30,226
     Prepaid expenses .......................................       17,115        14,635
                                                                 ---------     ---------
         Total Current Assets ...............................      215,822       198,618

PROPERTY, PLANT AND EQUIPMENT - NET .........................      196,781       198,887

OTHER ASSETS ................................................       34,031        29,126
                                                                 ---------     ---------

         Total ..............................................    $ 446,634     $ 426,631
                                                                 =========     =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ...................    $  17,449     $  17,481
     Short-term debt ........................................       16,276        15,348
     Accounts payable .......................................       58,273        38,033
     Accrued expenses and other current liabilities .........       30,826        33,321
                                                                 ---------     ---------
         Total Current Liabilities ..........................      122,824       104,183
                                                                 ---------     ---------
LONG-TERM DEBT - NET:
     Senior indebtedness, notes payable and other obligations      152,135       152,539
     Senior subordinated indebtedness - net .................      114,230       114,175
                                                                 ---------     ---------
         Long-Term Debt - net ...............................      266,365       266,714
                                                                 ---------     ---------

OTHER LIABILITIES ...........................................       29,421        29,480
                                                                 ---------     ---------

STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding .................        7,960         7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding .............................           --            --
     Additional paid-in capital .............................        8,682         8,682
     Retained earnings ......................................       10,842         9,345
     Cumulative translation adjustment ......................         (144)         (367)
     Unrealized gains on marketable securities ..............          684           634
                                                                 ---------     ---------
         Total Stockholder's Equity .........................       28,024        26,254
                                                                 ---------     ---------

         Total ..............................................    $ 446,634     $ 426,631
                                                                 =========     =========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                      Six Month Period Ended June 30, 1997
                                   (Unaudited)




                                                           Additional                  Cumulative     Unrealized
                              Preferred       Common         Paid-In      Retained    Translation        Gains
                                Stock          Stock         Capital      Earnings     Adjustment    on Securities     Total
                               -------        -------        -------       -------       -------        -------       -------
                                                                            (000's)

BALANCE, January 1, 1997..     $ 7,960        $    --        $ 8,682       $ 9,345       $  (367)       $   634       $26,254

Net income ...............                                                   3,892                                      3,892

Dividends paid:
     Common stock ........                                                  (1,970)                                    (1,970)
     Preferred stock .....                                                    (425)                                      (425)

Net change during period..                                                                   223             50           273
                               -------        -------        -------       -------       -------        -------       -------

BALANCE, June 30, 1997 ...     $ 7,960        $    --        $ 8,682       $10,842       $  (144)       $   684       $28,024
                               =======        =======        =======       =======       =======        =======       =======

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q

                                      TRANS-RESOURCES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                               Six Month Period
                                                                                Ended June 30,
                                                                           ------------------------
                                                                             1997            1996
                                                                           --------        --------
                                                                                    (000's)
 OPERATING ACTIVITIES AND WORKING CAPITAL
   MANAGEMENT:
 Operations:
     Net income ....................................................       $  3,892        $  2,054
     Items not requiring (providing) cash:
         Depreciation and amortization .............................         10,002          12,054
         Deferred taxes and other - net ............................           (696)            667
                                                                           --------        --------
              Total ................................................         13,198          14,775
 Working capital management:
     Accounts receivable and other current assets ..................        (33,376)        (34,750)
     Inventories ...................................................         11,075           3,683
     Prepaid expenses ..............................................         (2,480)           (638)
     Accounts payable ..............................................         20,240           5,989
     Accrued expenses and other current liabilities ................         (2,495)         (3,744)
                                                                           --------        --------
         Cash provided (used) by operations and working
              capital management ...................................          6,162         (14,685)
                                                                           --------        --------

INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment ........................         (7,415)         (6,921)
 Purchases of marketable securities and other short-term investments         (5,355)         (3,833)
 Sales of marketable securities and other short-term investments ...          7,076             623
 Other - net .......................................................         (4,421)          7,682
                                                                           --------        --------
         Cash provided (used) by investment activities .............        (10,115)         (2,449)
                                                                           --------        --------

FINANCING ACTIVITIES:
 Increase in short-term debt .......................................            928           8,582
 Increase in long-term debt ........................................          6,500          47,522
 Repurchases, payments and current maturities of long-term debt ....         (6,936)        (52,492)
 Distributions to stockholder ......................................         (2,395)         (2,081)
                                                                           --------        --------
         Cash provided (used) by financing activities ..............         (1,903)          1,531
                                                                           --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS ..............................         (5,856)        (15,603)

CASH AND CASH EQUIVALENTS:
 Beginning of period ...............................................         29,112          32,872
                                                                           --------        --------

 End of period .....................................................       $ 23,256        $ 17,269
                                                                           ========        ========

            See notes to unaudited consolidated financial statements.

                                                                       Form 10-Q


                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation and Other Matters

         The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. TRI operates through its subsidiaries, principally: Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"); and Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"). TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. ("TPR"). As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

         On August 16, 1996 NMPC, Inc. (name changed from New Mexico Potash Corporation upon completion of the sale of its potash operations; "NMPC"), a wholly-owned subsidiary of Cedar, and EDP, Inc. (name changed from Eddy Potash, Inc. upon completion of the sale of its potash operations; "EDP"), a wholly-owned subsidiary of the Company, sold substantially all of their assets for an aggregate consideration of $56,154,000, including a payment for working capital of $11,154,000, and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation). Approximately 50% of the aggregate sales proceeds were applied to prepay debt secured by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with the buyer.

         NMPC and EDP had conducted the Company's potash mining and production operations. During the six month period ended June 30, 1996, the potash operations contributed approximately $29,000,000 (12%) to the Company's consolidated revenues, after eliminating intercompany sales.

         See Item 2 below - "Management's Discussion and Analysis of Financial Condition and Results of Operations Labor Disruption at HCL" for certain information regarding a labor dispute and strike at HCL.

         In the opinion of management, the unaudited consolidated financial statements for the six month periods ended June 30, 1997 and 1996, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"), which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.


                                                Percentage             Period            Percentage              Period
                                                of Revenues              to              of Revenues               to
                                                Three Month            Period              Six Month             Period
                                                Period Ended          Changes            Period Ended           Changes
                                                  June 30,            Increase             June 30,             Increase
                                            1997          1996       (Decrease)       1997          1996       (Decrease)
                                            -----         -----         -----         -----         -----         -----
Revenues ..........................         100.0%        100.0%         (9.5)%       100.0%        100.0%        (19.3)%

Costs and expenses:
    Cost of goods sold ............          80.0          81.7         (11.4)         80.7          81.6         (20.2)
    General and administrative ....           9.8           9.3          (5.3)         10.4           9.5         (12.1)
                                            -----         -----         -----         -----         -----

Operating income ..................          10.2           9.0           3.4           8.9           8.9         (18.9)

    Interest expense ..............          (6.5)         (6.8)        (13.4)         (7.4)         (7.1)        (15.4)
    Interest and other income - net           1.5           0.3         304.5           1.3           0.4         173.3
                                            -----         -----         -----         -----         -----

Income before income taxes
    and extraordinary item ........           5.2           2.5          89.8           2.8           2.2           4.1

Income tax provision ..............           1.0           1.3         (28.8)          0.8           1.1         (42.0)
                                            -----         -----         -----         -----         -----

Income before extraordinary item ..           4.2           1.2         215.4           2.0           1.1          49.3

Extraordinary item ................            --          (0.1)        100.0            --          (0.2)        100.0
                                            -----         -----         -----         -----         -----

Net income ........................           4.2%          1.1%        254.1%          2.0%          0.9%         89.5%
                                            =====         =====         =====         =====         =====         =====

                                                                       Form 10-Q

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

         As a result of the announced cancellation of the labor agreements, during October, 1996 HCL suffered several work stoppages and other job actions which adversely affected plant productivity, which was followed by a complete work stoppage and plant shut-down from October 29 to November 14, 1996. Based on a decision of a regional labor court, HCL's plant was then ordered to be re-opened temporarily. The court also ordered HCL and representatives of the workers to continue to negotiate a settlement of the labor dispute. Notwithstanding the court's ruling, HCL suffered numerous job actions by its workers which again led to very low productivity. On December 3, 1996 the workers declared a strike and the plant was shut-down. The plant remained closed until March 10, 1997 when a new SCA was signed for the three year period ending December 31, 1999. Subsequent to March 10, 1997, HCL's plant reopened and gradually began production. By the end of May, 1997, HCL's plant was operating at approximately full capacity.

         As a result of the strike at HCL, 1997 (particularly the first quarter) was significantly impacted by a reduction in sales volume, resulting in the under-absorption of fixed overhead, and lower gross margins due to reduced productivity, coupled with inventory shortages requiring purchases from third parties and increased general and administrative expenses arising from higher security and other costs. This adverse impact was partially offset by lower labor costs.

         Management believes that the cost savings as a result of the changes in the terms of the new SCA over the labor costs it would otherwise have incurred during the next few years will substantially exceed the costs incurred during the period of labor disruption. Such savings commenced during the second quarter of 1997.

RESULTS OF OPERATIONS

         Three month period ended June 30, 1997 compared with the three month period ended June 30, 1996:

         Revenues decreased by 9.5% to $110,751,000 in 1997 from $122,422,000 in
1996, a decrease of $11,671,000, resulting from decreased sales of specialty plant nutrients and industrial chemicals ($1,800,000) as a result of the HCL strike and less favorable currency exchange rates in 1997 and a decrease of sales of potash ($13,500,000) as a result of the sale of the Company's potash operations, which were partially offset by higher sales of organic chemicals ($3,600,000). See "Labor Disruption at HCL" above for information regarding a labor dispute and strike at HCL commencing October, 1996.

         Cost of goods sold as a percentage of revenues decreased to 80.0% in 1997 compared with 81.7% in 1996. Gross profit was $22,161,000 in 1997 compared with $22,392,000 in 1996 (20.0% of revenues in 1997 compared with 18.3% of revenues in 1996), a decrease of $231,000. The primary factors resulting in the decreased gross profit were (i) less favorable currency exchange rates in the 1997 period ($8,100,000) and (ii) the adverse effect of the strike at HCL (see "Labor Disruption at HCL" above). These decreases were almost fully offset by lower raw material, energy and wage costs, certain selling price increases and by higher organic chemical margins in the 1997 period. General and administrative expense decreased to $10,832,000 in 1997 from $11,440,000 in 1996, but increased slightly as a percentage of revenues (9.8% of revenues in 1997 compared with 9.3% of revenues in 1996).

         As a result of the matters described above, the Company's operating income increased by $377,000 to $11,329,000 in 1997 as compared with $10,952,000 in 1996.

         Interest expense decreased by $1,118,000 ($7,217,000 in 1997 compared with $8,335,000 in 1996) primarily as a result of (i) the maturity of the Company's outstanding Senior Subordinated Reset Notes in September, 1996 and
(ii) the prepayment of senior bank debt upon the sale of the Company's potash operations. Interest and other income - net increased in 1997 by $1,212,000, principally as the result of certain realized gains on marketable securities in the 1997 period.

         As a result of the above factors, income before income taxes and extraordinary item increased by $2,707,000 in 1997. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         In the 1996 period the Company acquired $7,885,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $160,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1997 period.

         Six month period ended June 30, 1997 compared with the six month period ended June 30, 1996:

         Revenues decreased by 19.3% to $194,283,000 in 1997 from $240,664,000 in 1996, a decrease of $46,381,000, resulting from decreased sales of specialty plant nutrients and industrial chemicals ($20,600,000) primarily as a result of the HCL strike and less favorable currency exchange rates in 1997 and a decrease of sales of potash ($29,400,000) as a result of the sale of the Company's potash operations, which were partially offset by higher sales of organic chemicals ($3,600,000). See "Labor Disruption at HCL" above for information regarding a labor dispute and strike at HCL commencing October, 1996.

         Cost of goods sold as a percentage of revenues decreased to 80.7% in 1997 compared with 81.6% in 1996. Gross profit was $37,561,000 in 1997 compared with $44,372,000 in 1996 (19.3% of revenues in 1997 compared with 18.4% of revenues in 1996), a decrease of $6,811,000. The primary factors resulting in the decreased gross profit were (i) less favorable currency exchange rates in the 1997 period ($10,600,000), (ii) the adverse effect of the strike at HCL (net of HCL's claim for reimbursement from an Israeli industrial association for partial contribution towards the costs suffered during the period of the strike) (see "Labor Disruption at HCL" above) and (iii) the sale of the Company's potash operations. These decreases were partially offset by higher organic chemical margins in the 1997 period and lower raw material, energy and wage costs and certain selling price increases. General and administrative expense decreased to $20,298,000 in 1997 from $23,085,000 in 1996, but increased as a percentage of revenues (10.4% of revenues in 1997 compared with 9.5% of revenues in 1996). During the 1997 period, certain HCL general and administrative expenses (security costs, communications expenses, etc.) were adversely effected by the strike.

         As a result of the matters described above, the Company's operating income decreased by $4,024,000 to $17,263,000 in 1997 as compared with $21,287,000 in 1996.

         Interest expense decreased by $2,627,000 ($14,421,000 in 1997 compared with $17,048,000 in 1996) primarily as a result of (i) the maturity of the Company's Senior Subordinated Reset Notes in September, 1996 and (ii) the prepayment of senior bank debt upon the sale of the Company's potash operations. Interest and other income - net increased in 1997 by $1,608,000, principally as the result of certain realized gains on marketable securities in the 1997 period.

         As a result of the above factors, income before income taxes and extraordinary item increased by $211,000 in 1997. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         In the 1996 period the Company acquired $19,122,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $553,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1997 period.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at June 30, 1997 and December 31, 1996 was $92,998,000 and $94,435,000, respectively.

         Operations for the six month periods ended June 30, 1997 and 1996, after adding back non-cash items, provided cash of approximately $13,200,000 and $14,800,000, respectively. During such periods other changes in working capital used cash of approximately $7,000,000 and $29,500,000, respectively, resulting in cash being provided (used) by operating activities and working capital management of approximately $6,200,000 and ($14,700,000), respectively.

         Investment activities during the six month periods ended June 30, 1997 and 1996 used cash of approximately $10,100,000 and $2,400,000, respectively, including additions to property in 1997 and 1996 of approximately $7,400,000 and $6,900,000, respectively, purchases of marketable securities and other short-term investments of approximately $5,400,000 and $3,800,000, respectively, and sales of marketable securities and other short-term investments of approximately $7,100,000 and $600,000, respectively. No major property additions occurred in the 1997 or 1996 periods.

         Financing activities during the six month periods ended June 30, 1997 and 1996 provided (used) cash of approximately ($1,900,000) and $1,500,000, respectively.

         As of June 30, 1997, the Company had outstanding long-term debt (excluding current maturities) of $266,365,000. The Company's primary source of liquidity is cash flow generated from operations and its unused credit lines.

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 40% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a general policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the six month periods ended June 30, 1997 and 1996, would have decreased by approximately $3,900,000 and $3,200,000, respectively.

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

CAPITAL EXPENDITURES

         During the six month period ended June 30, 1997 the Company invested approximately $7,400,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1997 will aggregate approximately $20,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters.

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

OTHER MATTERS

         Effective August 1, 1997, Cedar and Westrade USA, Inc. ("Westrade") formed Riceco LLC ("Riceco"), to market propanil, combination rice herbicides and other rice-related chemicals (other than fertilizers) on a worldwide basis. Cedar and Westrade each own 50% of Riceco.

         Riceco, unlike other marketing companies which often serve several markets, will concentrate solely on rice-related products. By capitalizing on the strengths of Cedar and Westrade in formulation and production, Riceco's goal is to become a significant marketer of rice-related products throughout the world. All of Riceco's propanil products and combination formulations will be produced by Cedar.

         Westrade is a wholly owned subsidiary of Westrade, Inc., a Cayman Islands corporation, which produces, markets and distributes various agricultural chemicals.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit 10.16 - Credit Agreement, dated as of November 3, 1995 and amended and restated as of July 31, 1997, among Cedar Chemical Corporation, the Lenders listed on the signature pages thereof and The Chase Manhattan Bank, as Administrative Agent (exhibits and schedules omitted).

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




                                    TRANS-RESOURCES, INC.
                                    ---------------------
                                         (Registrant)



Date: August 11, 1997                 Lester W. Youner
                                    ---------------------
                                 Vice President, Treasurer and
                                   Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

Exhibit     Description                                                             Page No.
-------     -----------                                                             --------
10.16       Credit Agreement, dated as of November 3, 1995 and amended and restated as of July 31, 1997, among Cedar Chemical Corporation, the
            Lenders listed on the signature pages thereof and The Chase
            Manhattan Bank, as Administrative Agent (exhibits and schedules omitted).

27          Financial Data Schedule.