Form 10-Q
period 1997-09-30
TRANS RESOURCES INC
filed 1997-11-13
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[Mark One]

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For The Transition Period From       To

                             Commission File Number 33-11634

                                  TRANS-RESOURCES, INC.
                 (Exact name of registrant as specified in its charter)

          Delaware
(State or other jurisdiction of                         36-2729497
incorporation or organization)              (I.R.S. Employer Identification No.)

9 West 57th Street, New York, New York                                  10019
(Address of principal executive offices)                              (Zip Code)


        Registrant's telephone number, including area code (212) 888-3044

                              --------------------

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

At November 12, 1997, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                               September 30, 1997





                                                                     Page
PART I                                                              Number
                                                                    ------
Item 1. - Financial Statements (Unaudited):


    Consolidated Statements of Operations .....................        3

    Consolidated Balance Sheets ...............................        4

    Consolidated Statement of Stockholder's Equity ............        5

    Consolidated Statements of Cash Flows .....................        6

    Notes to Unaudited Consolidated Financial Statements ......        7

Item 2. - Management's Discussion and Analysis of
    Financial Condition and Results of Operations .............        8

PART II


Item 6. -  Exhibits and Reports on Form 8-K ...................       16

Signatures ....................................................       17

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Month Period              Nine Month Period
                                                   Ended September  30,            Ended September  30,
                                                   --------------------            --------------------
                                                                         (000's)

                                                 1997             1996             1997             1996
                                                 ----             ----             ----             ----
REVENUES ..............................       $  92,653        $  90,910        $ 286,936        $ 331,574

COSTS AND EXPENSES:
     Cost of goods sold ...............          76,565           75,914          233,287          272,206
     General and administrative .......          10,674           11,464           30,972           34,549
                                              ---------        ---------        ---------        ---------

OPERATING INCOME ......................           5,414            3,532           22,677           24,819

     Interest expense .................          (7,294)          (7,799)         (21,715)         (24,847)
     Interest and other income - net ..           1,287           24,547            3,823           25,475
                                              ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM ...........            (593)          20,280            4,785           25,447
                                              ---------        ---------        ---------        ---------

INCOME TAX PROVISION:
     Current ..........................             189              488              782            1,914
     Deferred .........................             161              652            1,054            1,786
                                              ---------        ---------        ---------        ---------
                                                    350            1,140            1,836            3,700
                                              ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM .............................            (943)          19,140            2,949           21,747

EXTRAORDINARY ITEM - Loss on repurchase
     of debt (no income tax benefit) ..              --               --               --             (553)
                                              ---------        ---------        ---------        ---------
NET INCOME (LOSS) .....................       $    (943)       $  19,140        $   2,949        $  21,194
                                              =========        =========        =========        =========


           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   September 30,     December 31,
                                                                      1997              1996
                                                                   -------------     ------------
                                                                   (Unaudited)
                                                                             (000's)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..............................       $  25,550        $  29,112
     Accounts receivable ....................................          87,329           71,551
     Inventories:
         Finished goods .....................................          35,002           33,618
         Raw materials ......................................          18,397           19,476
     Other current assets ...................................          17,871           24,664
     Prepaid expenses .......................................          18,446           14,635
                                                                    ---------        ---------
         Total Current Assets ...............................         202,595          193,056

PROPERTY, PLANT AND EQUIPMENT - NET .........................         198,451          198,887

OTHER ASSETS ................................................          40,449           34,688
                                                                    ---------        ---------

         Total ..............................................       $ 441,495        $ 426,631
                                                                    =========        =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ...................       $  17,555        $  17,481
     Short-term debt ........................................          20,252           15,348
     Accounts payable .......................................          61,004           38,033
     Accrued expenses and other current liabilities .........          25,486           33,321
                                                                    ---------        ---------
         Total Current Liabilities ..........................         124,297          104,183
                                                                    ---------        ---------

LONG-TERM DEBT - NET:
     Senior indebtedness, notes payable and other obligations         148,480          152,539
     Senior subordinated indebtedness - net .................         114,259          114,175
                                                                    ---------        ---------
         Long-Term Debt - net ...............................         262,739          266,714
                                                                    ---------        ---------

OTHER LIABILITIES ...........................................          28,691           29,480
                                                                    ---------        ---------

STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding .................           7,960            7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding .............................              --               --
     Additional paid-in capital .............................           8,682            8,682
     Retained earnings ......................................           9,254            9,345
     Cumulative translation adjustment ......................            (341)            (367)
     Unrealized gains on marketable securities ..............             213              634
                                                                    ---------        ---------
         Total Stockholder's Equity .........................          25,768           26,254
                                                                    ---------        ---------

         Total ..............................................       $ 441,495        $ 426,631
                                                                    =========        =========







           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                   Nine Month Period Ended September 30, 1997
                                   (Unaudited)


                                                            Additional                 Cumulative       Unrealized
                                Preferred     Common         Paid-In       Retained    Translation        Gains
                                 Stock        Stock          Capital       Earnings    Adjustment     on Securities    Total
                                 -----        -----          -------       --------    ----------     -------------    -----
                                                                            (000's)

BALANCE, January 1, 1997 ..     $ 7,960        $    --       $ 8,682        $ 9,345       $  (367)       $   634       $26,254

Net income ................                                                   2,949                                      2,949

Dividends paid:
     Common stock .........                                                  (2,402)                                    (2,402)
     Preferred stock ......                                                    (638)                                      (638)

Net change during period ..                                                                    26           (421)         (395)
                                -------        -------       -------        -------       -------        -------       -------

BALANCE, September 30, 1997     $ 7,960        $    --       $ 8,682        $ 9,254       $  (341)       $   213       $25,768
                                =======        =======       =======        =======       =======        =======       =======




           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Month Period
                                                                               Ended September 30,
                                                                              --------------------
                                                                              1997           1996
                                                                              ----           ----
                                                                                    (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
           MANAGEMENT:
  Operations:
     Net income ....................................................       $  2,949        $ 21,194
     Items not requiring (providing) cash:
         Depreciation and amortization .............................         15,346          17,426
         Deferred taxes and other - net ............................         (1,565)        (22,806)
                                                                           --------        --------
              Total ................................................         16,730          15,814
  Working capital management:
     Accounts receivable and other current assets ..................        (15,340)        (10,041)
     Inventories ...................................................           (305)         (4,546)
     Prepaid expenses ..............................................         (3,811)         (2,495)
     Accounts payable ..............................................         22,971           2,276
     Accrued expenses and other current liabilities ................         (7,835)         (9,609)
                                                                           --------        --------
         Cash provided (used) by operations and working
              capital management ...................................         12,410          (8,601)
                                                                           --------        --------

INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment ........................        (14,185)        (10,828)
 Purchases of marketable securities and other short-term investments         (1,878)         (5,294)
 Sales of marketable securities and other short-term investments ...          8,233             889
 Other - net, including proceeds from sale of potash operations
     in 1996 .......................................................         (6,021)         61,272
                                                                           --------        --------
         Cash provided (used) by investment activities .............        (13,851)         46,039
                                                                           --------        --------

FINANCING ACTIVITIES:
 Increase in short-term debt .......................................          4,904           8,645
 Increase in long-term debt ........................................          6,500          49,264
 Repurchases, payments and current maturities of long-term debt ....        (10,485)        (89,083)
 Distributions to stockholder ......................................         (3,040)         (2,726)
                                                                           --------        --------
         Cash used by financing activities .........................         (2,121)        (33,900)
                                                                           --------        --------

(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS ..................................................         (3,562)          3,538

CASH AND CASH EQUIVALENTS:
 Beginning of period ...............................................         29,112          32,872
                                                                           --------        --------

 End of period .....................................................       $ 25,550        $ 36,410
                                                                           ========        ========




           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation and Other Matters

         The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. TRI operates through its subsidiaries, principally: Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"); and Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

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

         NMPC and EDP had conducted the Company's potash mining and production operations. During the nine month period ended September 30, 1996, the potash operations contributed approximately $35,000,000 (11%) to the Company's consolidated revenues, after eliminating intercompany sales.

         See Item 2 below - "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Labor Disruption at HCL" for certain information regarding a labor dispute and strike at HCL and "MD&A - Investment in Laser Industries Limited" ("Laser") for certain information regarding the Company's investment in Laser.

         In the opinion of management, the unaudited consolidated financial statements for the nine month periods ended September 30, 1997 and 1996, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"), which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenues and the percentage dollar change of those items as compared to the prior period, certain items appearing in the unaudited consolidated financial statements of the Company.


                                                  Percentage                                Percentage
                                                 of Revenues              Period            of Revenues             Period
                                                 -----------                to              ------------             to
                                                 Three Month              Period            Nine Month              Period
                                                 Period Ended             Changes           Period Ended            Changes
                                                 September 30,           ----------         September 30,          ----------
                                                 -------------            Increase          -------------           Increase
                                               1997         1996         (Decrease)      1997          1996        (Decrease)
                                               ----         ----         ----------      ----          ----        ----------
Revenues ..............................       100.0%        100.0%          1.9%        100.0%        100.0%        (13.5)%

Costs and expenses:
    Cost of goods sold ................        82.7          83.5            .9          81.3          82.1         (14.3)
    General and administrative ........        11.5          12.6          (6.9)         10.8          10.4         (10.4)
                                              -----         -----                       -----         -----

Operating income ......................         5.8           3.9          53.3           7.9           7.5          (8.6)

    Interest expense ..................        (7.8)         (8.6)         (6.5)         (7.6)         (7.5)        (12.6)
    Interest and other income - net ...         1.4          27.0         (94.8)          1.4           7.7         (85.0)
                                              -----         -----                       -----         -----

Income (loss) before income taxes
    and extraordinary item ............        (0.6)         22.3         (102.9)         1.7           7.7         (81.2)

Income tax provision ..................         0.4           1.3         (69.3)          0.7           1.1         (50.4)
                                              -----         -----                       -----         -----

Income (loss) before extraordinary item        (1.0)         21.0         (104.9)         1.0           6.6         (86.4)

Extraordinary item ....................          --            --            --            --          (0.2)        100.0
                                              -----         -----                       -----         -----
Net income (loss) .....................        (1.0)%        21.0%        (104.9)%        1.0%          6.4%        (86.1)%
                                              =====         =====         =====         =====         =====         =====

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements herein (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements concerning future revenues (e.g., impact of HCL work stoppage and strike and inflation in Israel, and gain from the exchange of the Company's Laser shares); expenses (e.g., cost savings resulting from HCL's new labor agreement, future environmental costs and capital expenditures); and access to lending sources and Israeli Government entitlements. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party (see Item 3- "Legal Proceedings" in the Form 10-K); whether the exchange transaction involving Laser will be consummated; and other factors referenced in this Form 10-Q (or in the Company's Form 10-K).

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

 RESULTS OF OPERATIONS

         Three month period ended September 30, 1997 compared with the three month period ended September 30, 1996:

         Revenues increased by 1.9% to $92,653,000 in 1997 from $90,910,000 in
1996, an increase of $1,743,000, resulting from increased sales of specialty plant nutrients and industrial chemicals ($7,100,000) as a result of an increase in quantities sold partially offset by less favorable currency exchange rates in 1997 and an increase in sales from organic chemicals ($500,000). These increases were partially offset by a decrease of sales of potash ($5,900,000) as a result of the sale of the Company's potash operations.

         Cost of goods sold as a percentage of revenues decreased to 82.7% in 1997 compared with 83.5% in 1996. Gross profit was $16,088,000 in 1997 compared with $14,996,000 in 1996 (17.3% of revenues in 1997 compared with 16.5% of revenues in 1996), an increase of $1,092,000. The primary factors resulting in the increased gross profit were higher organic chemical margins in the 1997 period, which were partially offset by less favorable currency exchange rates in 1997. General and administrative expense decreased by $790,000 to $10,674,000 in 1997 from $11,464,000 in 1996, and decreased as a percentage of revenues (11.5% of revenues in 1997 compared with 12.6% of revenues in 1996). This decrease was primarily attributable to the Company's potash operations, which were sold in 1996.

         As a result of the matters described above, the Company's operating income increased by $1,882,000 to $5,414,000 in 1997 as compared with $3,532,000 in 1996.

         Interest expense decreased by $505,000 ($7,294,000 in 1997 compared with $7,799,000 in 1996) primarily as a result of (i) the maturity of the Company's outstanding Senior Subordinated Reset Notes in September, 1996 and
(ii) the prepayment of senior bank debt upon the sale of the Company's potash operations. Interest and other income - net decreased in 1997 by $23,260,000, principally as the result of the gain on the sale of the Company's potash operations ($22,900,000) in the 1996 period.

         As a result of the above factors, income before income taxes and extraordinary item decreased by $20,873,000 in 1997. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         Nine month period ended September 30, 1997 compared with the nine month period ended September 30, 1996:

         Revenues decreased by 13.5% to $286,936,000 in 1997 from $331,574,000 in 1996, a decrease of $44,638,000, resulting from decreased sales of specialty plant nutrients and industrial chemicals ($13,400,000) primarily as a result of the HCL strike and less favorable currency exchange rates in 1997 and a decrease of sales of potash ($35,300,000) as a result of the sale of the Company's potash operations, which were partially offset by higher sales of organic chemicals ($4,100,000). See "Labor Disruption at HCL" above for information regarding a labor dispute and strike at HCL commencing October, 1996.

         Cost of goods sold as a percentage of revenues decreased to 81.3% in 1997 compared with 82.1% in 1996. Gross profit was $53,649,000 in 1997 compared with $59,368,000 in 1996 (18.7% of revenues in 1997 compared with 17.9% of revenues in 1996), a decrease of $5,719,000. The primary factors resulting in the decreased gross profit were (i) less favorable currency exchange rates in the 1997 period ($12,400,000), (ii) the adverse effect of the strike at HCL (net of HCL's claim for reimbursement from an Israeli industrial association for partial contribution towards the costs suffered during the period of the strike) (see "Labor Disruption at HCL" above) and (iii) the sale of the Company's potash operations. These decreases were partially offset by higher organic chemical margins in the 1997 period, lower raw material, energy and wage costs and increased selling prices for the Company's specialty plant nutrients and industrial chemicals. General and administrative expense decreased by $3,577,000 to $30,972,000 in 1997 from $34,549,000 in 1996, but increased slightly as a percentage of revenues (10.8% of revenues in 1997 compared with 10.4% of revenues in 1996). Most of the decreased expense related to the Company's potash operations, which were sold in 1996. During the 1997 period, certain HCL general and administrative expenses (security costs, communications expenses, etc.) were adversely effected by the strike.

         As a result of the matters described above, the Company's operating income decreased by $2,142,000 to $22,677,000 in 1997 as compared with $24,819,000 in 1996.

         Interest expense decreased by $3,132,000 ($21,715,000 in 1997 compared with $24,847,000 in 1996) primarily as a result of (i) the maturity of the Company's Senior Subordinated Reset Notes in September, 1996 and (ii) the prepayment of senior bank debt upon the sale of the Company's potash operations. Interest and other income - net decreased in 1997 by $21,652,000, principally as the result of the gain on the sale of the Company's potash operations ($22,900,000) in the 1996 period, partially offset by certain realized gains on marketable securities in the 1997 period.

         As a result of the above factors, income before income taxes and extraordinary item decreased by $20,662,000 in 1997. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

         In the 1996 period the Company acquired $19,122,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $553,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1997 period.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at September 30, 1997 and December 31, 1996 was $78,298,000 and $88,873,000, respectively.

         Operations for the nine month periods ended September 30, 1997 and 1996, after adding back non-cash items, provided cash of approximately $16,700,000 and $15,800,000, respectively. During such periods other changes in working capital used cash of approximately $4,300,000 and $24,400,000, respectively, resulting in cash being provided (used) by operating activities and working capital management of approximately $12,400,000 and ($8,600,000), respectively.

         Investment activities during the nine month periods ended September 30, 1997 and 1996 provided (used) cash of approximately ($13,900,000) and $46,000,000, respectively, including additions to property in 1997 and 1996 of approximately $14,200,000 and $10,800,000, respectively, purchases of marketable securities and other short-term investments of approximately $1,900,000 and $5,300,000, respectively, and sales of marketable securities and other short-term investments of approximately $8,200,000 and $900,000, respectively. No major property additions occurred in the 1997 or 1996 periods. During 1996 the Company sold its potash operations and realized gross proceeds of approximately $56,200,000. Approximately 50% of such gross proceeds were applied to prepay certain senior indebtedness related to the Company's potash operations. Such 1996 prepayment is included in financing activities in the paragraph below.

         Financing activities during the nine month periods ended September 30, 1997 and 1996 used cash of approximately $2,100,000 and $33,900,000, respectively.

         As of September 30, 1997, the Company had outstanding long-term debt (excluding current maturities) of $262,739,000. The Company's primary source of liquidity is cash flow generated from operations and its unused credit lines.

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 40% are in U.S. dollars, with the remainder principally in Western European currencies. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a general policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the nine month periods ended September 30, 1997 and 1996, would have decreased by approximately $5,600,000 and $4,100,000, respectively.

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

CAPITAL EXPENDITURES

         During the nine month period ended September 30, 1997 the Company invested approximately $14,200,000 in capital expenditures. The Company currently anticipates that capital expenditures for the year ending December 31, 1997 will aggregate approximately $20,000,000. The Company's capital expenditures will be used primarily for increasing certain production capacity and efficiency, product diversification and for ecological matters.

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

INVESTMENT IN LASER INDUSTRIES LIMITED

         On November 9, 1997, Laser, a corporation in which the Company has an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. Under the terms of the Agreement, which has been approved by the Board of Directors of both Laser and ESC, outstanding shares of Laser will be exchanged at a fixed exchange ratio (the "Exchange Ratio") of .75 of a share of ESC for each Laser share, subject to certain adjustments. The transaction is expected to close by the end of the first quarter of 1998, subject to approval by the shareholders of both companies and Israeli and United States regulatory and other approvals. Both Laser and ESC have the right to terminate the Agreement if the average share price of ESC (as defined), is less than $30.00 per share. The Company's ability to sell the ESC shares will be governed by securities law volume restrictions.

         As of September 30, 1997, the Company carries its investment in the Laser shares at approximately $8,500,000, which amount is included in "other assets" in the accompanying Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($42.00 per share) as of November 7, 1997, the most recent trading day prior to the Agreement, and after considering the Exchange Ratio, the Company would recognize a pre-tax gain of approximately $30,000,000 if the transaction had closed as of such date. The ultimate gain that will be recognized by the Company will be based on the ESC share price at the date of closing.

         In addition to the ownership of the Laser shares described above, the Company also owns a warrant (the "Laser Warrant") which enables the Company to purchase 250,000 Laser shares at an exercise price of $5.75 per share, or an aggregate exercise price of approximately $1,400,000 (the "Aggregate Exercise Price"). In accordance with the Agreement and the Exchange Ratio, this warrant will enable the Company to obtain 187,500 ESC shares upon payment of the Aggregate Exercise Price. Based on the quoted market value of the ESC shares on November 7, 1997, such 187,500 ESC shares would have an aggregate quoted market value of approximately $7,900,000. The Company currently has a carrying value of the Laser Warrant of $750,000, which amount is included in "other assets" in the accompanying Consolidated Balance Sheets.

         Laser is a leader in the design, manufacturing, marketing and servicing of a broad range of cosmetic and surgical laser systems for use in a variety of medical applications. ESC develops, manufactures and markets medical devices utilizing both state-of-the-art lasers and proprietary intense pulsed light source technology for non-invasive treatment of varicose veins and other benign vascular lesions, as well as for hair removal, skin cancer, skin rejuvenation and other clinical applications. Both the Laser and ESC shares are traded in the United States on the NASDAQ National Market System.

OTHER MATTERS

         The Company is evaluating the potential impact of the situation commonly referred to as the "Year 2000 problem". The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Preliminary assessment indicates that solutions will involve a mix of purchasing new systems and modifying existing systems and confirming vendor compliance. The Company is currently evaluating the expected costs to be incurred in connection with the Year 2000 problem, but expects that such costs will not be significant.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The Company is evaluating the effect, if any, of SFAS 131, on its operating segment reporting disclosure. SFAS 130 establishes standards for presenting certain items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. The adoption of these statements will not have a material effect on the Company's results of operations or financial position.

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




                                             TRANS-RESOURCES, INC.
                                             ---------------------
                                                 (Registrant)



Date: November 12, 1997                          Lester W. Youner
                                            -------------------------
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

Exhibit              Description                                     Page No.
-------              -----------                                     --------
27                   Financial Data Schedule.