Form 10-K405
period 1997-12-31
TRANS RESOURCES INC
filed 1998-03-31
CIK 810020

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   36-2729497
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)
9 West 57th Street, New York, NY                         10019
(Address of principal executive offices)              (Zip Code)



       Registrant's telephone number, including area code: (212) 888-3044

        Securities registered pursuant to Section 12 (b) of the Act: NONE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          State the aggregate market value of the voting stock held by non-affiliates of registrant.
                           None held by non-affiliates

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at March 20, 1998
                -----                              -----------------------------
Common Stock, par value $.01 per share                      3,000 shares
                                              (Owned by TPR Investment Associates, Inc.)

                      Documents incorporated by reference.
                                      None

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I


Item 1.   Business..........................................................   1

Item 2.   Properties........................................................  11

Item 3.   Legal Proceedings.................................................  11

Item 4.   Submission of Matters to a Vote of Security Holders...............  13


                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters...........................................  14

Item 6.   Selected Financial Data...........................................  14

Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  15

Item 8.   Financial Statements and Supplementary Data.......................  20

Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................  20


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant................  21

Item 11.  Executive Compensation............................................  23

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  25

Item 13.  Certain Relationships and Related Transactions....................  25


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  26

Signatures    ..............................................................  27

                                     PART I

ITEM 1.  Business

       Trans-Resources, Inc., a privately-owned Delaware corporation ("TRI"), operates through its independently managed and financed subsidiaries and is a leading global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals. As used herein, the term "the Company" means TRI, together with direct and indirect subsidiaries. The Company is the world's largest producer and distributor of agricultural grade potassium nitrate, which is a leading specialty plant nutrient. Potassium nitrate is utilized in specialized agricultural applications for the growth of high-value crops such as fruits, vegetables, flowers and tobacco. The Company is also: (i) the largest global and sole U.S. producer of propanil, which is a leading rice herbicide; (ii) the world's largest producer of technical grade potassium nitrate, used in a variety of industrial applications; (iii) the sole supplier to the U.S. Air Force of nitrogen tetroxide, an aerospace fuel additive; and
(iv) the only North American producer of 3,4 dichloroanaline ("DCA"), the principal raw material in the production of propanil. The Company also produces a variety of other chemical products used in agricultural, industrial and pharmaceutical markets. In addition, the Company utilizes its production capacity and manufacturing expertise to provide contract manufacturing services for other chemical companies. The Company sells its products through an established global sales, marketing and distribution network to customers in 95 countries and conducts its operations through three product groups: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals, which during 1997 contributed approximately 58.6%, 28.9% and 12.5%, respectively, of the Company's total revenues. Of the Company's total revenues for the year ended December 31, 1997, approximately 34% and 39% were derived from sales in the United States and Europe, respectively, with the remainder derived from sales in many other countries.

       TRI's direct and indirect wholly-owned subsidiaries include Haifa Chemicals Limited ("HCL"), an Israeli corporation, and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd., an Israeli corporation ("HCSL"); Cedar Chemical Corporation, a Delaware corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company, a Delaware corporation ("Vicksburg"); and Na-Churs Plant Food Company ("Na-Churs"), a Delaware corporation (Na-Churs was acquired in March 1995). TRI was incorporated in Delaware in 1971 under the name Trans-Pacific Resources, Inc.

SIGNIFICANT DEVELOPMENTS

       On August 16, 1996, Cedar's wholly-owned subsidiary, NMPC, Inc., (formerly New Mexico Potash Corporation), a New Mexico corporation ("NMPC"), and EDP, Inc. (formerly Eddy Potash, Inc.), a Delaware corporation ("EDP"), sold substantially all of their assets for an aggregate consideration of $56,154,000, including a payment for working capital of $11,154,000 and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation - see Item 3 "Legal Proceedings"). NMPC and EDP had conducted the Company's potash mining and production operations. The sale of the Company's potash operations resulted in a pre-tax gain, after considering certain costs relating thereto, of $22,579,000. Such gain is included in "Interest and other income - net" in the Consolidated Statements of Operations. During the years ended December 31, 1995 and 1996, the potash operations contributed approximately $54,000,000 (14%) and $35,000,000 (9%), respectively, to the Company's consolidated revenues, after eliminating intercompany sales. Approximately 50% of the aggregate sales proceeds received from the buyers were applied to partially prepay debt secured in part by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement at prevailing market rates during the period (subject to certain adjustments), with the buyer.

       During August 1997, Cedar and a subsidiary of Westrade, Inc., a privately-held Cayman Islands corporation ("Westrade"), formed Riceco LLC, a Delaware limited liability company ("Riceco"), to market propanil, combination rice herbicides and other rice-related chemicals (other than fertilizers) on a worldwide basis. Westrade's interest in Riceco is now held by a corporation (the "Westrade Member") which is 50% owned by E.I. Du pont de Nemours and Company ("DuPont") and 50% by the private investment group which currently owns 50% of Westrade. Westrade produces, markets and distributes various agricultural chemicals. Under a long-term supply agreement, the Company will produce all of the propanil required by Riceco. See "Riceco" below and Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       On November 9, 1997, Laser Industries Limited ("Laser"), a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. The Company's ability to sell the ESC shares it will receive pursuant to the combination will be governed by securities law volume restrictions. As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9,100,000, which amount is included in the caption "other assets" in the Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company will recognize an after-tax gain of approximately $22,400,000 which will be recorded during the first quarter of 1998. In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase additional Laser shares. The Laser Warrant, which had a carrying value of $750,000, was distributed as a dividend in February 1998.

       On February 4, 1998, HCL completed the purchase of approximately 42% of the equity of Lego Irrigation Ltd., an Israeli developer, manufacturer and marketer of drip irrigation systems, for approximately $11,000,000. During 1996, Lego had revenues of approximately $20,000,000. Under certain circumstances, HCL could be required to increase its equity investment in Lego by an additional $11,000,000.

       See "Employees" below and Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for certain information regarding a labor dispute at HCL commencing in October 1996 and resulting in work stoppages and an HCL plant shut-down from December 3, 1996 to March 10, 1997 (the "HCL Labor Dispute"), which significantly impacted the Company's financial results during the fourth quarter of 1996 and the first two quarters of 1997.

       In March, 1998 the Company refinanced its 11 7/8% Senior Subordinated Notes and issued $100,000,000 principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135,000,000 principal amount of Senior Discount Notes due 2008 to provide gross proceeds to the Company of approximately $75,400,000 (the "Senior Discount Notes"). See Note G of Notes to Consolidated Financial Statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report are forward-looking statements, including, but not limited to, statements concerning future revenues (e.g., impact of the HCL Labor Dispute and inflation in Israel); expenses (e.g., labor savings resulting from the new SCA, future environmental costs and capital expenditures); and access to lending sources and Israeli Government entitlement. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors ("Cautionary Factors") include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party (see
Item 3- "Legal Proceedings"); and other factors referenced in this Report.

       Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

PRODUCTS

       The Company develops, produces and distributes a range of specialty chemicals products for a variety of agricultural and industrial end-uses. The Company has grouped its operations into three general product categories that reflect the different industries and end-use markets serviced by the Company. These product groups are: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals.

       Specialty Plant Nutrients. The Company's Specialty Plant Nutrients consist of high-value nutrients designed for intensive agriculture, including greenhouses, nurseries and orchards. The Company's flagship product is potassium nitrate, which is marketed principally under the brand names K-Power domestically and Multi-K internationally (collectively referred to as "K-Power"). Potassium nitrate provides potassium and nitrogen, two of the three essential plant nutrients, is water soluble and does not contain chlorine or other environmentally harmful chemical residues that are generally found in commodity fertilizers. The unique combination of these performance characteristics allows potassium nitrate to command a price premium over other potassic plant nutrients and fertilizers and has led to a compound annual growth rate in tons shipped of approximately 6% for the industry over the past five years. With current annual production capacity of approximately 630,000 tons, the Company is the world's largest producer of potassium nitrate. The Company is in the process of increasing its annual potassium nitrate capacity to approximately 770,000 tons by year-end 1999. The Company believes that it currently accounts for approximately 60% of the world's production of potassium nitrate and 100% of North American production of potassium nitrate.

       The Company's other Specialty Plant Nutrients include those designed for highly specialized horticultural applications. These include: (i) Polyfeed, a fully soluble and chlorine-free blend of varying combinations of plant nutrients containing the three essential plant nutrients, nitrogen, phosphorus and potassium; (ii) Magnisal, which acts as a magnesium supplement; (iii) monoammonium phosphate, or Multi-MAP, a fully soluble source of nitrogen and phosphorus; (iv) monopotassium phosphate, or Multi-MKP, a fully soluble, chlorine-free source of potassium and phosphorus; and (v) Multicote, a polymer coated specialty plant nutrient which provides for the controlled release of nutrients over specific periods of time ranging from four to 12 months, which optimizes plant feeding and minimizes labor requirements. The Company, through Na-Churs, is also the largest U.S. producer and marketer of high purity liquid fertilizers, which are sold under its Na-Churs brand name and are used both as a starter nutrient in growing corn and in growing high-value crops such as fruits, vegetables and flowers. Specialty Plant Nutrients revenues were approximately $220,500,000 in 1997.

       The following table sets forth the Company's principal Specialty Plant Nutrients products, markets and applications:

   Principal Products                           Primary Markets                                    Applications
----------------------------------    -----------------------------------------------    -----------------------------------------


   Potassium Nitrate                   -        Fruits and vegetables, flowers,           -        Fertigation, foliar sprays and
      (K-Power)                                 cotton and tobacco                                 soil applications
   Polyfeed                            -        Horticulture                              -        Fertigation and foliar sprays
   Multi-MAP                           -        Horticulture                              -        Fertigation and foliar sprays
   Multi-MKP                           -        Horticulture                              -        Fertigation and foliar sprays
   Magnisal                            -        Vegetables, citrus, tropical              -        Fertigation and foliar sprays
                                                fruits and flowers
   Multicote                           -        Vegetables, turf, fruit trees and         -        Time release of nutrients
                                                potted plants
   Na-Churs Liquid Fertilizers         -        Corn, soybeans, wheat and                 -        Furrow applied starter, foliar
                                                high-value crops                                   sprays and fertigation


         Industrial Chemicals. The Company's Industrial Chemicals consist of a variety of specialty and other chemicals with applications in multiple end-use markets. The Company's Industrial Chemicals products are generally produced as co-products in the Company's potassium nitrate manufacturing processes. These products provide the Company with the ability to diversify its revenue base while maintaining its leadership position in potassium nitrate and to allocate its fixed costs over a broader base of revenues and products. The Company is the world's largest manufacturer and marketer of technical grade potassium nitrate, a high purity product used for many industrial applications, including the production of television picture tubes, computer screens, other specialty glasses, ceramics, food additives and explosives. The Company, through Vicksburg, is also a manufacturer of potassium carbonate, marketed under the brand name K-Carb. K-Carb is used in the production of television picture tubes, computer screens, ceramics, detergents, in agricultural applications, and in the production of other potassic chemicals. In addition, the Company is the sole supplier to the U.S. Air Force of nitrogen tetroxide, an aerospace fuel additive.

         Additional Industrial Chemicals produced by the Company include phosphoric acid, with approximately 66,000 tons of current annual production capacity, used for metal treatment, industrial cleaning solutions, fermentation and in the food and fertilizer industries; and a variety of phosphate products including: sodium tripolyphosphate ("STPP"), an ingredient in detergents; monoammonium phosphate ("MAP"), used in fire extinguishers and fire retardants; monopotassium phosphate ("MKP"), used in the fermentation process; monosodium phosphate ("MSP") and disodium phosphate ("DSP"), which are used by food processing companies as emulsifiers for cheese processing and as a buffer in foodstuffs; and sodium acid pyrophosphate ("SAPP"), used by food processing companies in baking powders and potato processing. The Company also produces chlorine sold to industrial and chemical manufacturing companies for water purification and production of paper pulp and PVC pipe. Industrial Chemicals revenues were approximately $109,000,000 in 1997.

         The following table sets forth the Company's principal Industrial Chemicals products, markets and applications:


    Principal Products                           Primary Markets                                  Applications
------------------------------------    ---------------------------------------------    -------------------------------------


   Technical Grade Potassium            -        Glass, ceramics, explosives,            -        Oxidization and ion exchange
       Nitrate                                   metal, petrochemical and heat
                                                 treatment industries
   Potassium Nitrate USP Grade          -        Pharmaceutical industry                 -        Ingredient in certain toothpaste
   Potassium Carbonate (K -Carb)        -        Glass, detergents and fertilizer        -        Oxidization and cleansing
                                                 industry
   Phosphoric Acid                      -        Industrial production, food and         -        Metal treatment, industrial
                                                 fertilizer industries                            cleaning and fermentation
   Sodium Tripolyphosphate Food         -        Food processing companies               -        Meat and seafood processing
       Grade
   Sodium Tripolyphosphate              -        Soap and detergent industry             -        Cleansing ingredient
   Monoammonium Phosphate               -        Chemical manufacturers                  -        Fire retardant formulations
   Monopotassium Phosphate              -        Food processing companies               -        Fermentation process
   Monosodium Phosphate                 -        Food processing companies               -        Emulsifiers and buffers
   Disodium Phosphate                   -        Food processing companies               -        Emulsifiers and buffers
   Sodium Acid Pyrophosphate            -        Food processing companies               -        Baking powders and potato
                                                                                                  processing
   Chlorine                             -        Chemical companies                      -        Water purification, production
                                                                                                  of paper pulp and PVC pipe
   Nitrogen Tetroxide                   -        United States Government                -        Aerospace fuel additive

         Organic Chemicals. The Company's Organic Chemicals consist primarily of a variety of herbicides and other products requiring expertise in complex organic synthesis. The Company's Organic Chemicals products include propanil, the world's leading rice herbicide, and DCA, the principal raw material for the production of propanil. The Company is the sole U.S. producer, and the only fully integrated producer worldwide, of propanil, and is the sole producer of DCA in North America. Other Organic Chemicals include Butoxone, a leading peanut and soybean herbicide; diuron, a broad use herbicide used on various crops, including alfalfa and cotton; and ethephon, a cotton, fruit and vegetable growth regulator. The Company also produces and sells trishydroxyaminomethane ("THAM"), a proprietary buffering agent used in pharmaceutical applications, including contact lens solutions. In addition, the Company utilizes its manufacturing expertise and capacity and serves as a contract manufacturer of organic chemicals for chemical companies. The Company recently formed Riceco with a strategic partner to market propanil, combination rice herbicides and other rice-related chemicals (other than fertilizers) on a worldwide basis. Organic Chemicals revenues were approximately $47,000,000 in 1997.

         The following table sets forth the Company's principal Organic Chemicals products, markets and applications:


   Principal Products                              Primary Markets                               Applications
--------------------------------------    ------------------------------------------    ---------------------------------------

   Propanil                               -        Rice                                 -        Broad spectrum weed control
   Dichloroanaline                        -        Organic chemicals                    -        Primary propanil raw material
                                                   manufacturers
   Butoxone                               -        Peanuts and soybeans                 -        Weed control
   Diuron                                 -        Food crops, alfalfa and cotton       -        Broad use herbicide
   Ethephon                               -        Cotton, fruit and vegetables         -        Plant growth regulator
   THAM                                   -        Pharmaceutical companies             -        Buffering agent
   Contract Manufacturing                 -        Various industrial companies         -        Various organic syntheses


SALES AND MARKETING

       The Company's sales and marketing network consists of a direct sales force of approximately 115 professionals as well as over 150 independent agents, distributors and brokers who market and distribute the Company's products in particular markets in which the Company does not have a significant direct sales and marketing presence. The Company's sales efforts are complemented by its product development and technical support staff, who work with customers to demonstrate the performance of the Company's existing products under specific climatic, soil and growing conditions and to develop new products and markets based on customer needs. At present, the Company maintains resident development and technical support staff in the United States, Israel, Italy, Spain, France, the United Kingdom, Greece, Mexico, South Africa, China, Japan and the Benelux countries.

       The Industrial Chemicals produced by the Company are generally marketed through the Company's marketing network and through the Company's subsidiaries throughout the world. Nitrogen tetroxide is primarily sold under a long-term contract to the U.S. Air Force. Contract manufacturing business is generally secured on the basis of reputation for quality, efficiency and speed of execution and promotional activity, such as participation in trade shows.

       In order to provide prompt and responsive service the Company uses warehouse and distribution facilities which are strategically located throughout the Company's global network. The Company maintains inventories of its products internationally to facilitate prompt deliveries to customers.

CUSTOMERS AND MARKETS

       The Company's customers include blenders, distributors, professional growers, agrichemical companies, governmental agencies, and multinational manufacturers in many geographic markets throughout the world. The following chart sets forth the breakdown of the Company's sales by geographic market for the three year period ended December 31, 1997:

                                     1995                 1996                  1997
                               ---------------      ----------------       ---------------
                                                 (Dollars in Millions)
                               Amount       %        Amount       %        Amount       %

Europe .................       $146        38%       $160        39%       $148        39%
United States ..........        136        35         145        35         128        34
Asia ...................         34         9          37         9          29         8
Canada and Latin America         22         6          24         6          22         6
Israel .................         21         5          23         6          19         5
Australia ..............          6         2           6         1           6         2
Africa and other .......         21         5          17         4          25         6
                               ----       ---        ----       ---        ----       ---
    Total ..............       $386       100%       $412       100%       $377       100%
                               ====       ===        ====       ===        ====       ===


       The Company's customers are diversified across each of the Company's product groups. Specialty Plant Nutrients are generally sold through the Company's network of representative offices and through its sales, technical support and distribution affiliates who in turn generally sell to blenders, growers or other end-users. In addition, the Company sells Specialty Plant Nutrients directly to certain large blenders and end-users. The Company sells its Industrial Chemicals principally through its own worldwide network of representative offices and through its sales, support and distribution affiliates to various industrial consumers. The Company's Organic Chemicals Group sells its products through distributors, co-operatives, regional dealers, international brokers and multinationals, as well as to Riceco. In addition, the Company sells its Organic Chemicals directly to some customers domestically and through a joint venture partner internationally. During the year ended December 31, 1997, no customer accounted for more than 4% of consolidated revenues and the 10 largest customers accounted for less than 18% of consolidated revenues.

RESEARCH AND DEVELOPMENT

       As of December 31, 1997, the Company employed approximately 54 research and development scientists, engineers and technicians, who are involved in the development and evaluation of process technologies, efficiencies and quality control. For the years ended December 31, 1995, 1996 and 1997, the Company spent approximately $3,158,000, $2,693,000 and $2,421,000, respectively, on these efforts, which have been charged to current operations. The Company's extensive agronomic data base, which consists of the results of thousands of experiments under a wide range of soil and climatic conditions, enhances the Company's ability to develop and introduce new products, as horticultural and agricultural growers generally require substantial testing under their own specific climatic, soil and growing conditions before they will adopt a new plant nutrient. The Company also utilizes cooperative agronomic research and development partnerships with universities to further develop new products and applications.

RAW MATERIALS

       The Company's raw materials consist primarily of ammonia, potash and phosphate rock. Other raw materials include orthodichlorobenzene, propionic acid and various other chemicals. In the United States, all of the Company's raw materials are readily available from multiple suppliers. A minimum of approximately 50% of Vicksburg's potash requirements are required to be purchased pursuant to a five year contract entered into in connection with the Company's 1996 sale of its potash operations with the buyer of the potash operations. This supplier has the right to supply Vicksburg's remaining potash requirements if it can meet market prices and specified quality standards. The contract is renewable for additional one year periods if mutually agreed. The remainder of Vicksburg's potash requirements are available from multiple suppliers. Ammonia is generally purchased from a supplier under a renewable contract expiring in August 1999 at negotiated prices and is also available from multiple sources.

       HCL (including HCSL) sources its potash exclusively from Dead Sea Works Ltd. ("DSW") under two long-term contracts which expire in 1999 and 2005, and sources its phosphate rock solely from Rotem Amfert Negev Ltd. ("Rotem") according to the terms of a variable price contract which expired in 1996 and which is currently being renegotiated. The potash contracts provide for prices to be established quarterly, based on the weighted average of the FOB Israeli port prices paid to DSW by its overseas customers during the preceding quarter plus certain adjustments thereto. DSW and Rotem are both subsidiaries of a large Israeli chemical company. While the Company believes that alternative sources of supply for raw materials supplied by Rotem and DSW are available, the loss of supply from DSW and Rotem could have an adverse impact on the Company's financial performance. Ammonia is sourced from a European supplier under a one year contract renewable at negotiated prices and is available from a number of alternative suppliers. Approximately 85% of HCL's energy requirements and approximately 50% of its steam requirements at its Haifa facility are provided by a co-generation plant owned and operated by a third party under a three year contract expiring in 2001 and renewable for an additional two years. The remainder of HCL's steam requirements in Haifa are supplied by HCL's own steam facility. Such third party also operates this steam facility for HCL under a contract having a similar term and at prices generally below those available from alternative steam sources other than the co-generation plant.

       The Company has historically experienced fluctuations in the price of ammonia. The Company has not generally passed on ammonia price changes to its customers as price changes have generally been temporary.

MANUFACTURING

       The production of Specialty Plant Nutrients, Organic Chemicals and Industrial Chemicals are each integrated multi-stage processes which in some cases involve chemical synthesis, formulation and mixing. Following these processes, the product is packaged based upon customer requirements.

       The Company utilizes two unique synthetic manufacturing processes in producing Specialty Plant Nutrients and Industrial Chemicals. HCL utilizes a "solvent extraction" process in Israel and Vicksburg utilizes a "direct reaction" process in the United States. The solvent extraction process is based on reacting potassium chloride with nitric acid in the presence of an aqueous recycled brine and an organic solvent, producing potassium nitrate and hydrochloric acid as co-products. The hydrochloric acid is used on-site to acidulate phosphate rock and produce phosphoric acid, which in turn is used to manufacture a variety of phosphate products. The direct reaction process is based on the reaction of potassium chloride and nitric acid, which produces potassium nitrate and chlorine and nitrogen tetroxide as co-products. In the production of the Company's Organic Chemicals and contract manufacturing products, major processes and chemistries include the complex synthesis of organic chemicals to produce agrichemicals and pharmaceutical chemicals. Propanil is produced at Cedar's West Helena, Arkansas facility by reacting DCA with propionic acid and propionic anhydride to produce propanil technical, the active ingredient in all propanil products. Propanil technical is formulated into emulsifiable concentrate and then sold. Cedar also sells propanil technical in molten form and flake form.

RICECO

       During August 1997, Cedar and Westrade formed Riceco to market propanil, combination rice herbicides and other rice-related chemicals (other than fertilizers) on a worldwide basis. The Company and the Westrade Member each have a 50% equity interest in Riceco and each exercises equal voting rights. Riceco's profits and losses are currently allocated 60% to the Company and 40% to the Westrade Member, but under specified conditions would be adjusted to 50% to each. At closing, both members contributed product registrations, labels and customer lists to Riceco and subsequently each member provided an interim working capital loan of $1,250,000 to be repaid in 1998 in accordance with covenants contained in a Riceco loan agreement. Under a long-term supply agreement, the Company will produce all of the propanil required by Riceco.

INTELLECTUAL PROPERTY

       The Company seeks to protect the confidentiality of its manufacturing processes by maintaining these processes as trade secrets, and accordingly, has generally not sought patent protection. In addition, the Company has differentiated its products in the marketplace by pursuing a branded strategy. As a result, the Company has developed several brand names, such as K-Power, Magnisal, Polyfeed, Multicote, Poni, K-Carb and Na-Churs.

COMPETITION

       In Specialty Plant Nutrients, the Company primarily competes with Sociedad Quimica y Minera de Chile, S.A., a Chilean corporation, and to a lesser extent with other producers. Competition among producers of agricultural grade potassium nitrate is primarily driven by customer preferences for quality, reliability, custom specifications and price.

       In Industrial Chemicals, the Company competes with a wide variety of large and small specialty and commodity chemical companies. The primary competitive factors in the industrial chemicals market are product quality, technical specifications and price.

       In Organic Chemicals, the Company primarily competes with a wide variety of large and small specialty and commodity chemical companies. Competitive factors in the production of organic chemicals primarily consist of manufacturing expertise in specific complex chemical processes, vertical integration, flexible manufacturing facilities and price.

FACILITIES

       Vicksburg owns the property, plant and equipment located at its Vicksburg, Mississippi facility and Cedar owns the property, plant and equipment located at its West Helena, Arkansas facility. The Vicksburg plant consists of three manufacturing plants situated on 600 contiguous acres. The West Helena facility is ISO 9002 certified and is located on a 60 acre site. The plants are encumbered by first mortgages and security interests securing long-term bank indebtedness. The Company's corporate office in New York City and administrative office in Memphis, Tennessee are both in leased facilities.

       HCL owns its machinery and equipment and leases the land for its Haifa, Israel operations from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, primarily in the years 2015 and 2016. HCSL owns the machinery and equipment and leases the land for its Mishor Rotem, Israel operations from the Israeli Land Administration Authority under a 49 year lease which commenced in 1994. All of such lease payments for the Mishor Rotem land have already been paid and were included in the construction costs for this facility. HCL also owns ammonia terminal facilities located on leased property in the port in Haifa and leases from ORL a pipeline which transports ammonia from the port in Haifa to HCL's plant. Substantially all of these assets are subject to security interests in favor of the State of Israel or banks.

       Management believes that its facilities are in good operating condition and adequate for its current needs.

EMPLOYEES

       As of December 31, 1997 the Company employed approximately 840 people. Approximately 220 employees have advanced technical and academic qualifications. Except for certain employees at the Company's Israeli operations, none of the Company's employees are represented by any collective bargaining unit.

       During the fourth quarter of 1996 and the first two quarters of 1997, the Company's operations were adversely impacted by the HCL Labor Dispute.

       Most HCL employees are members of the "Histadrut," the Israeli national labor federation, and are represented by collective bargaining units. Terms of employment of most HCL employees are currently governed predominantly by a Specific Collective Agreement ("SCA") negotiated by HCL with the Histadrut, the respective unions representing the employees and representatives of the employees.

       In 1994, HCL signed an agreement with the unions and representatives of the technicians and engineers for the three year period ended December 31, 1996. In 1995, an SCA was signed with the unions and representatives of the other employees for the two year period ended December 31, 1996. In September 1996, the Company announced the cancellation of such agreements effective upon their expiration dates and its intention to negotiate a new SCA with basic changes aimed at reducing labor costs and enhancing operating flexibility for the period following December 31, 1996.

       As a result of the announced cancellation of the labor agreements, HCL suffered several work stoppages and other job actions which adversely affected productivity during October and November 1996, including a period of temporary plant shut-down. On December 3, 1996 the plant was shutdown until March 10, 1997 when a new SCA providing for certain wage freezes and reductions in benefits was signed for the three year period ending December 31, 1999. Subsequent to March 10, 1997, the HCL plant re-opened and gradually began production. By the end of May 1997 and subsequent thereto, the HCL plant was generally operating at approximately full capacity; however, there have been several periods of operations at less than full capacity due to the need for increased maintenance for certain equipment resulting from the lengthy period of shut-down.

       Management believes that the new SCA will result in cost savings for the Company compared to the costs it would otherwise have incurred during the next few years had HCL merely renewed the terms of the prior SCAs and continued the pattern of increased costs included in recent SCAs. Further, management believes that the aggregate amount of such cost savings over the next few years will substantially exceed the incremental costs experienced during the HCL Labor Dispute. Such savings commenced during the second quarter of 1997.

       Following the settlement of the HCL Labor Dispute, HCL achieved the following objectives: (i) a reduction in absenteeism from about 7% per annum to about 2% per annum; (ii) greater ability to freely transfer employees between departments and production units; (iii) increased flexibility regarding the ability to promote employees and incentivize them based on performance measures and evaluations developed and implemented by management; (iv) greater ability to dismiss employees on the basis of poor performance (which has already been utilized); (v) on-going and more effective communication between management and employees; and (vi) increased freedom to use sub-contractors. In addition, following the settlement of the HCL Labor Dispute, HCL restructured its workforce with the result being a net 100 person reduction (or 18%) in the number of its employees, and an approximate 16% reduction in the average cost per employee. Under the new labor agreement, such reductions in headcount and in average cost per employee resulted in estimated annual cost savings of $9,000,000. See Part II - Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Special Note Regarding Forward Looking Statements" above.

       A third party provides operating and management services for HCSL's Mishor Rotem, Israel facility as a subcontractor, and is reimbursed for costs based on an approved budget plus a variable incentive fee designed to increase efficiency, volumes produced and quality of production.

ENVIRONMENTAL MATTERS

       Cedar and Vicksburg.Vicksburg's plant located in Vicksburg, Mississippi and Cedar's West Helena, Arkansas plant discharge process waste water and storm water pursuant to permits issued in accordance with the Federal Clean Water Act and related state statutes. Air emissions at each plant are regulated by permits issued pursuant to the Federal Clean Air Act and related state statutes.

       The Federal Environmental Protection Agency ("EPA") notified the Company in 1989 that unspecified corrective action will be required under the Federal Resource Conservation and Recovery Act of 1976, as amended, to protect against the release of contaminants allegedly present at the Vicksburg plant as a result of previous pesticide manufacturing operations. As a result of the notice, an agreement was reached with the EPA and the Department of Justice on the terms of a Consent Decree which was filed in the United States District Court at Jackson, Mississippi in January 1992. Pursuant to the Consent Decree, a facility investigation work plan was submitted to the EPA. Following its approval, Vicksburg intends to undertake a site investigation and corrective measures study, followed by implementation of appropriate corrective action. Compliance with the Consent Decree is expected to occur over a five to six year period following the EPA's approval of the facility investigation work plan.

       Cedar's West Helena plant utilizes a surface impoundment for biological treatment of non-hazardous waste streams which was the subject of an enforcement proceeding initiated by the Arkansas Department of Pollution Control and Ecology (the "ADPCE") in 1986 which required Cedar to carry out various studies, ultimately leading to the implementation of a groundwater monitoring system. Based in part on the results of groundwater monitoring and in part on the discovery of a drum burial area on the West Helena plant site, the ADPCE requested Cedar to initiate an expanded plant-wide investigation pursuant to a Consent Administrative Order entered in 1991 (the "Order"). In December 1997, ADPCE accepted the final facility investigation report and requested Cedar to initiate a corrective measures study to address eight separate locations on Cedar's West Helena plant site which ADPCE believes may require remedial action. In addition, ADPCE requested a plan for interim measures to address groundwater contamination on and adjacent to the West Helena plant. Cedar removed the buried drums from the West Helena site in accordance with a work plan incorporated in the Order and, shortly thereafter, filed a suit against a former operator of the plant site for contribution for the costs incurred. In October 1994, Cedar reached a settlement pursuant to which it recovered a substantial portion of its previously incurred drum removal and investigative costs. The settlement also provides for binding arbitration among Cedar and two former operators at the plant site to apportion future investigative and remedial costs required under the Order.

       The Company believes that the future costs required to complete the site investigation and corrective measures studies at Vicksburg and any supplemental plant-wide investigation (if required) and the corrective measures studies at West Helena will be between $500,000 and $1,000,000 and will be expended over two to three years. Interim corrective measures may also be implemented at one or both of these locations during this same period. As of December 31, 1997, the Company has accrued an aggregate of $1,250,000 for these matters. Until these investigations are completed, it is not possible to determine the costs of any final corrective actions which will be required. Any such corrective action costs will be expended over a period of years. There can be no assurance that such costs will not be material.

       In December 1997, the EPA requested 34 companies, including Cedar, to provide information about their dealings with the previous owners and operators of a drum reclamation and recycling site known as the W&R Drum Superfund Site in Memphis, Tennessee. Cedar could have potential liability to share costs of remediating this site, which is on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

       HCL. As a result of the production of phosphoric acid, HCL generates acid sludge and liquid acid effluents. In accordance with a permit issued pursuant to the Law for the Prevention of Sea Pollution (Disposing of Wastes) of 1983, HCL is now disposing of the acid sludge in a designated site in the Mediterranean Sea, situated 20 nautical miles from the Israeli coast. The permit allows for the disposal of a quantity which is sufficient to satisfy HCL's needs. The permit is effective until September 30, 1998, after which disposal of acid sludge to the sea should cease in accordance with the Plan described below.

       HCL currently disposes of its liquid acid effluents to the Haifa Bay through a local river in accordance with a permit issued pursuant to the Law for the Prevention of Sea Pollution from Land Sources of 1988, effective until September 30, 1998. Both above-mentioned permits set forth restrictions on quantities and concentrations, inspection, reporting duties and certain other conditions.

       During July 1996 the Ministry of Environment (the "Ministry") approved a proposed comprehensive land solution plan for the handling and disposal of the sludge and effluents produced by HCL's plant (the "Plan"). The Plan was based on the joint work of HCL and representatives of the Ministry. In general, the Plan consists of two objectives: (i) decreasing the quantities and concentrations of the effluents, and (ii) a permanent land solution for the sludge currently being disposed of in the Mediterranean Sea, by filtering and purifying it in a purifying plant to be built by HCL, and the disposal thereof at a land site to be approved by the Ministry. The overall time schedule for the complete execution of the Plan is four and one-half years, with up to an additional one and one-half year grace period available under certain conditions, with estimated capital expenditures of up to $15,000,000 which commenced in 1997.

       In November 1996 HCL signed a settlement agreement (the "Agreement") for resolution of a private criminal complaint, alleging violation of specified Israeli environmental laws as a result of HCL's dumping of chemical waste into a local river without adequate permits, which was submitted against HCL and its directors on December 21, 1994 by Man, Nature and Law, an Israeli fellowship for the protection of the environment (the "Society") and six fishing companies (collectively, the "Petitioners") before the Magistrate's Court of Haifa. On November 26, 1996 the court approved the Agreement, and the Petitioners withdrew the complaint.

       While the Agreement is consistent with the Plan, it is more specific regarding prescribed time schedules, concentrations of effluents and the maintenance of such concentrations. It also establishes a Supervising Committee to review and supervise HCL's progress in complying with the Agreement and prescribes enforcement penalty provisions. In addition, HCL compensated the Petitioners and reimbursed the Society for certain legal expenses and agreed to contribute to an educational and monitoring fund to be established under the Agreement. The Society agreed that after implementation of the plans pursuant to the Agreement, it would not make any further demands on HCL or to any judicial or administrative body regarding the alleged contamination of water or the sea unless the Agreement is breached.

       HCSL disposes of liquid effluents in plastic lined evaporation ponds in accordance with a business license issued under the Business Licenses Act of 1968. Based on recent results of groundwater monitoring in the area, the Ministry notified HCSL of its intention to seek an alternate solution to be implemented in the future, including the imposition of a requirement to decrease the concentrations of acid effluents. HCSL believes that the solution used by it heretofore in coordination with the authorities provides adequate protection to avoid groundwater contamination. HCSL notified the Ministry of its objection to the imposition of new purifying requirements.

       On March 3, 1998, a criminal proceeding was initiated against HCL and its Managing Director in the Magistrate's Court of Haifa for alleged 1995 nitrous oxide air emissions beyond prescribed levels. During 1995, HCL adopted additional technical and administrative measures to monitor such emissions and believed that it had resolved this matter with the Ministry in 1995. The Company believes that even if this proceeding were adversely decided, the penalty would be a fine which would not have a material adverse effect on it operations or financial conditions.

       Appropriate provisions have been made in the consolidated financial statements with respect to the above matters. See Notes A and O of Notes to Consolidated Financial Statements.

ITEM 2.  Properties

       Reference is made to "Facilities" in Item 1 above, "Business," for information concerning the Company's properties. See also Note D of Notes to Consolidated Financial Statements for additional information.

ITEM 3.  Legal Proceedings

       Beginning in April 1993 a number of class action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including EDP and NMPC. The purported class actions were filed on behalf of all direct United States purchasers of potash from any of the named defendants or their respective affiliates, at any time during the period from April 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints sought unspecified treble damages, attorneys' fees and injunctive relief against the defendants. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the Federal District Court actions were consolidated for pretrial purposes in the United States District Court for Minnesota and captioned In Re Potash Antitrust Litigation. Several additional and/or amended complaints were filed in the Minnesota Federal District Courts making substantially the same allegations as the earlier complaints. These complaints have been superseded by or deemed included in the Third Amended and Consolidated Class Action

Complaint, to which NMPC and EDP served and filed answers denying all the material allegations thereof on or about July 22, 1994. On or about January 12, 1995 the Court granted plaintiffs' motion to certify the plaintiff class. On or about December 21, 1995, the defendants filed motions for summary judgement. On September 13, 1996 Magistrate Judge Erickson issued a Report and Recommendation recommending that U.S. District Court Judge Kyle grant the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims. Plaintiffs filed objections to the Report and Recommendation under Rule 72 F.R.Civ.P. On January 2, 1997, after written briefs were submitted by plaintiffs and defendants and after oral argument before Judge Kyle on December 19, 1996, Judge Kyle issued an order accepting and adopting Magistrate Judge Erickson's Report and Recommendation and ordering that the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims be granted. Plaintiffs, by Notice of Appeal dated January 31, 1997, appealed Judge Kyle's order to the U.S. Court of Appeals for the Eighth Circuit, before which oral argument on the appeal occurred on November 17, 1997.

       On or about May 27, 1993 a purported class action captioned Angela Coleman v. New Mexico Potash Corp., et al. was filed against the major Canadian and United States potash producers, including EDP and NMPC, and unnamed co-conspirators in the Superior Court of the State of California for the County of Los Angeles. The Coleman action was commenced by Angela Coleman on behalf of a class consisting of all California indirect purchasers of potash, and alleges that the defendants conspired to fix, raise, maintain and stabilize the prices of potash indirectly purchased by the members of the class in violation of specified California antitrust and unfair competition statutes. The complaint in Coleman seeks unspecified treble damages, attorneys' fees and injunctive relief against the defendants. In addition, on or about March 29, 1994, a purported class action captioned Neve Bros. et al. v. Potash Corporation of Saskatchewan, et. al., was commenced in the Superior Court of the State of California for the City and County of San Francisco against the major Canadian and United States potash producers and unnamed co-conspirators. EDP, NMPC, NMPC's parent, Cedar, Cedar's parent corporation, Nine West Corporation ("Nine West"), and the Company are among the named defendants in the Neve action. The Neve action, also brought on behalf of a class of indirect purchasers of potash in California, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief. Nine West and the Company have been dismissed from the Neve action, in each case for lack of personal jurisdiction. Cedar, EDP and NMPC have served and filed answers in the Neve action, and EDP and NMPC have served and filed answers in the Coleman action, in each case denying all material allegations of the respective complaint. The Coleman action has been consolidated with the Neve action in the Superior Court of the State of California for the City and County of San Francisco. By stipulation, this consolidated action has been stayed pending the outcome of the appeal to the Court of Appeals for the Eighth Circuit in the federal action discussed above.

       Management has no knowledge of any conspiracy of the type alleged in these complaints.

       In June 1996, the grand jury authorized by the U.S. Department of Justice Antitrust Division to investigate possible violations of the antitrust laws in connection with the allegations made in the civil actions described above closed its investigation without bringing any action.

       On October 24, 1995, several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an October 23, 1995 explosion of a tank car at a plant of a Vicksburg customer located in Bogalusa, Louisiana. The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. Subsequently, approximately 146 suits were filed in the State Court for the 22nd Judicial District, Washington Parish, Louisiana. The cases have been consolidated in this State Court and the consolidated suit certified as a class action. The class is estimated to contain approximately 8,000 claimants. Vicksburg, Cedar and the Company are included among the defendants in the class action. In addition, two later suits, one on behalf of the City of Bogalusa, have been filed in the same court naming, among the defendants, Vicksburg, Cedar and the Company. Also, 10 separate suits naming an aggregate of more than 8,000 plaintiffs have been filed in the Circuit Court of Hinds County, Mississippi naming, among the defendants, Vicksburg, Cedar and the Company. Among other defendants included in the consolidated Louisiana class action and in the Mississippi suits are Gaylord Chemical Company and its parent corporation, Gaylord Container Corporation; Union Tank Car Company; Illinois Central Railroad; and Kansas City Southern Railroad. The plaintiffs in all of these suits seek unspecified damages arising out of the alleged exposure to toxic fumes which were allegedly released as a result of the explosion and the City of Bogalusa also seeks reimbursement of expenses allegedly resulting from the explosion. The Company has filed motions and/or exceptions in the Mississippi and Louisiana actions denying personal jurisdiction, which motions/exceptions remain pending. The Mississippi court has established a trial date for an initial group of plaintiffs to be determined for September 1998. The Louisiana court has established a plan culminating in a trial in October 1998. The suits have been tendered to the Company's liability insurance carriers for defense and indemnification. Vicksburg and Cedar have commenced an action in the 22nd Judicial District Court, Washington Parish, Louisiana against their principal insurance carriers (whose insurance policies also include the Company as an additional named insured) seeking a declaratory judgement that Cedar and Vicksburg are entitled to defense costs and indemnification with respect to these claims.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

       All of the Company's equity securities are owned by TPR Investment Associates, Inc. ("TPR"). See Part III Item 12 - "Security Ownership of Certain Beneficial Owners and Management." In addition, see Note G of Notes to Consolidated Financial Statements for information regarding certain restrictions on the Company's payment of dividends. During 1995, 1996 and 1997, the Company paid or declared dividends on its Common Stock in the amounts of $856,000, $5,208,000 and $3,736,000, respectively.

ITEM 6. Selected Financial Data

         The following table presents selected consolidated financial data of the Company for the five year period ended December 31, 1997. This data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the notes thereto.

                                                                              Year Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                    1993             1994             1995             1996             1997
                                                 ---------        ---------        ---------        ---------        ---------
                                                                                 (in thousands)
Results of Operations:
   Revenues ..............................       $ 326,315        $ 334,107        $ 385,564        $ 412,305        $ 376,531
     Operating costs and expenses:
     Cost of goods sold ..................         255,563          265,795          323,126          343,930          305,588
     General and administrative ..........          38,375           37,780           43,193           46,419           42,622
                                                 ---------        ---------        ---------        ---------        ---------
   Operating income ......................          32,377           30,532           19,245           21,956           28,321
   Interest expense ......................         (27,405)         (28,369)         (34,498)         (32,195)         (29,475)
   Interest and other income - net (1) ...           6,014           15,056            9,128           25,448            5,550
                                                 ---------        ---------        ---------        ---------        ---------
   Income (loss) before income taxes,
     and extraordinary item ..............          10,986           17,219           (6,125)          15,209            4,396
   Income tax provision ..................           7,920           14,669              733            4,016            2,952
                                                 ---------        ---------        ---------        ---------        ---------
   Income (loss) before extraordinary item           3,066            2,550           (6,858)          11,193            1,444
   Extraordinary item - net ..............          (8,830)              --             (103)            (553)              --
                                                 ---------        ---------        ---------        ---------        ---------
   Net income (loss) .....................       $  (5,764)       $   2,550        $  (6,961)       $  10,640        $   1,444
                                                 =========        =========        =========        =========        =========

Dividends:
   Preferred stock .......................       $      --        $      --        $     851        $     851        $     850
   Common stock ..........................           7,508            4,466              856            5,208            3,736


(1) Includes (a) gains of $18,100,000 and $1,700,000 in the years ended December 31, 1994 and 1995, respectively, representing the excess of insurance proceeds over the carrying value of certain HCL property destroyed in a fire, (b) security gains (losses) of $2,261,000, ($1,178,000), ($413,000), $341,000 and $2,713,000 for the years ended
         December 31, 1993, 1994, 1995, 1996 and 1997, respectively, (c) foreign currency gains (losses) of $850,000, ($3,800,000), $5,400,000,
         ($1,600,000) and $0 for the years ended December 31, 1993, 1994, 1995,
         1996 and 1997, respectively, and (d) a gain of $22,579,000 in the year ended December 31, 1996 relating to the Company's sale of its potash operations in 1996. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A and K of Notes to Consolidated Financial Statements.

                                                                            December 31,
                                            -----------------------------------------------------------------------
                                              1993           1994              1995           1996           1997
                                            --------       --------          --------       --------       --------
                                                                          (in thousands)
Financial Position:
   Cash and cash equivalents ........       $ 25,742       $ 15,571          $ 32,872       $ 29,112       $ 19,757
   Working capital ..................        103,776         66,294            82,011         86,986         73,597
   Total assets .....................        365,865        550,954           467,102        426,631        462,016
   Short-term debt, including current
     maturities of long-term debt ...         47,282        157,986(a)         46,848         32,829         49,660
   Long-term debt, excluding current
     maturities and subordinated debt         61,328        102,059           174,506        152,539        154,726
   Senior subordinated debt - net ...        140,133        140,385           114,074        114,175        114,288
   Junior subordinated debt - net ...         15,495          7,981                --             --             --
   Stockholder's equity .............         15,794         20,550            20,675         26,254         23,607



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

                                                        Percentage of Revenue
                                                 -----------------------------------
                                                        Year Ended December 31,
                                                 -----------------------------------
                                                  1995           1996           1997
                                                 -----          -----          -----
Revenues:
     Specialty Plant Nutrients ........           49.1%          52.5%          58.6%
     Industrial Chemicals .............           25.4           28.4           28.9
     Organic Chemicals ................           11.6           10.6           12.5
     Potash ...........................           13.9            8.5           --
                                                 -----          -----          -----
     Total revenues ...................          100.0%         100.0%         100.0%
Operating costs and expenses:
     Cost of goods sold ...............           83.8           83.4           81.2
     General and administrative .......           11.2           11.3           11.3
                                                 -----          -----          -----
Operating income ......................            5.0            5.3            7.5
     Interest expense .................           (8.9)          (7.8)          (7.8)
     Interest and other income - net ..            2.3            6.2            1.5
                                                 -----          -----          -----
Income (loss) before income taxes and
     extraordinary item ...............           (1.6)           3.7            1.2
Income tax provision ..................            0.2            1.0            0.8
                                                 -----          -----          -----
Income (loss) before extraordinary item           (1.8)           2.7            0.4
Extraordinary item - net ..............           --             (0.1)          --
                                                 -----          -----          -----
Net income (loss) .....................           (1.8)%          2.6%           0.4%
                                                 =====          =====          =====


1997 Compared with 1996

       Revenues decreased by 8.7% to $376,531,000 in 1997 from $412,305,000 in
1996, a decrease of $35,774,000. The decrease resulted from a $35,300,000 reduction in sales associated with the Company's sale of its potash operations and a $3,900,000 decrease in sales of Specialty Plant Nutrients and Industrial Chemicals primarily as a result of the HCL Labor Dispute and less favorable currency exchange rates in 1997. These decreases in sales were partially offset by higher sales of Organic Chemicals of $3,400,000. See Part I - Item 1 - "Business" - "Significant Developments" and "Employees" above.

       Cost of goods sold as a percentage of revenues decreased to 81.2% in 1997 compared with 83.4% in 1996. Gross profit was $70,943,000 in 1997, or 18.8% of revenues, compared with $68,375,000 in 1996, or 16.6% of revenues. The primary factors resulting in the increased gross profit were related to higher Organic Chemicals margins in the 1997 period, lower raw material and energy costs and increased selling prices for the Company's Specialty Plant Nutrients and Industrial Chemicals, with such increases partially offset by less favorable currency exchange rates in the 1997 period of $15,000,000.

       Both 1997 and 1996 were adversely affected by the HCL Labor Dispute. The adverse effect of the HCL Labor Dispute related to: (i) a reduction in sales volume; (ii) the increased cost of production resulting from reduced manufacturing during the period which affected the fixed charge component of cost of sales; and (iii) lower gross margins due to inventory shortages which required purchases from third parties at substantially increased costs compared to the Company's costs. These adverse impacts were partially offset by lower labor costs during the HCL Labor Dispute and the net proceeds received from the Israeli manufacturers association under HCL's claim for damages, amounting to $3,100,000 and $2,000,000 in the years ended December 31, 1997 and 1996, respectively, applied for partial contribution towards the costs suffered during the period of the labor disruption.

       General and administrative expense decreased by $3,797,000 to $42,622,000 in 1997, from $46,419,000 in 1996, but remained the same as a percentage of revenues at 11.3%. Most of the decreased expense related to the Company's potash operations, which were sold in 1996. In addition, during the 1997 period, certain HCL general and administrative expenses declined as a result of lower wages.

       As a result of the matters described above, the Company's operating income increased by $6,365,000 to $28,321,000 in 1997 as compared with $21,956,000 in 1996. As a percentage of revenues operating income increased to 7.5% in 1997 from 5.3% in 1996.

       Interest expense decreased by $2,720,000 to $29,475,000 in 1997 compared with $32,195,000 in 1996 primarily as a result of: (i) the maturity of the Company's Senior Subordinated Reset Notes in September 1996 and (ii) the prepayment of senior bank debt with a portion of the proceeds from the sale of the Company's potash operations. Interest and other income - net decreased in 1997 by $19,898,000, principally as the result of the gain on the sale of the Company's potash operations of $22,579,000 in the 1996 period, partially offset by increased realized gains on sales of marketable securities in the 1997 period.

       As a result of the above factors, income before income taxes and extraordinary item decreased by $10,813,000 in 1997. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

       In the 1996 period the Company acquired $19,122,000 principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $553,000. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statements of Operations. No such debt was acquired in the 1997 period.

1996 Compared with 1995

       Revenues increased by 6.9% to $412,305,000 in 1996 from $385,564,000 in
1995, an increase of $26,741,000. This increase resulted from increased sales of Specialty Plant Nutrients and Industrial Chemicals of $45,900,000, partially offset by decreased sales of Organic Chemicals of $800,000 and Potash of $18,400,000. Effective August 16, 1996, the Company sold its potash operations - see Note A of Notes to Consolidated Financial Statements.

       Cost of goods sold as a percentage of revenues decreased to 83.4% in 1996 compared with 83.8% in 1995. Gross profit was $68,375,000 in 1996, or 16.6% of revenues, compared with $62,438,000, or 16.2% of revenues, an increase of $5,937,000. The primary factors resulting in the increased 1996 gross profit were (i) more favorable currency rates, (ii) higher quantities of potassium nitrate sold, (iii) the inclusion of the results of Na-Churs for the full year in 1996 as compared with only nine months in 1995 and (iv) lower ammonia prices in 1996. These increases were partially offset by lower Potash and Organic Chemicals margins in 1996 and the adverse effect of the labor dispute and strike at HCL commencing in October, 1996. See Part I - Item 1 - "Business" - "Significant Developments" and "Employees" above.

       As a result of the HCL Labor Dispute, the fourth quarter of 1996 was significantly impacted by: (i) a reduction in sales volume; (ii) increased cost of production resulting from reduced manufacturing which affected the fixed charge component of cost of sales; (iii) the cost of raw materials destroyed in the production process during work stoppages and job actions; (iv) lower gross margins due to inventory shortages requiring purchases from third parties at substantially increased costs compared to the Company's cost of production; and
(v) increased general and administrative expenses arising from higher security and other costs. This adverse impact was partially offset by lower labor costs during the HCL Labor Dispute and the net proceeds received from the Israeli manufacturers association under HCL's claim for damages, applied for partial contribution towards the costs suffered during the period of labor disruption.

       General and administrative expense increased to $46,419,000 in 1996, or 11.3% of revenues, from $43,193,000 in 1995, or 11.2% of revenues, primarily as a result of (i) the inclusion of the results of Na-Churs for the full year in 1996 and (ii) the inclusion in 1995 of a $750,000 reimbursement of certain general and administrative expenses incurred in prior years on behalf of an entity in which the Company has an investment.

       As a result of the matters described above, the Company's operating income increased by $2,711,000 to $21,956,000 in 1996 as compared with $19,245,000 in 1995.

       Interest expense decreased by $2,303,000 to $32,195,000 in 1996 compared with $34,498,000 in 1995, primarily as a result of reduced interest expense resulting from the repurchase and maturity of the Company's outstanding Senior Subordinated Reset Notes, partially offset by increased interest on the long-term debt that financed the construction of HCSL's Plant in Mishor Rotem, Israel. Interest and other income - net increased in 1996 by $16,320,000 principally as the result of (i) the 1996 period including a $22,579,000 gain relating to the sale of the Company's potash operations and an increase in equity in the earnings of Laser of $2,600,000, partially offset by (ii) the net change in adjustments relating to the marking-to-market of forward exchange contracts which do not qualify as hedges of $7,000,000 and (iii) the inclusion in 1995 of a $1,700,000 gain relating to the February, 1994 fire at HCL. See Note K of Notes to Consolidated Financial Statements.

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

       In 1995 and 1996 the Company acquired $3,250,000 and $19,122,000, respectively, of principal amount of its Senior Subordinated Reset Notes, which resulted in losses of $103,000 and $553,000, respectively. Such losses (which have no current tax benefit) are classified as extraordinary items in the accompanying Consolidated Statements of Operations. See Note G of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

          The Company's consolidated working capital at December 31, 1997 and 1996 was $73,597,000 and $86,986,000, respectively.

          Operations for the years ended December 31, 1997, 1996 and 1995, after adding back non-cash items, provided cash of approximately $22,800,000, $11,100,000 and $16,100,000, respectively. During such years, other changes in working capital used cash of approximately $13,100,000, $7,700,000 and $14,300,000, respectively, resulting in net cash being provided from operating activities and working capital management of approximately $9,700,000, $3,400,000 and $1,800,000, respectively.

          Investment activities during the years ended December 31, 1997, 1996 and 1995 provided (used) cash of approximately ($33,500,000), $35,300,000 and $84,800,000, respectively. These amounts include: (i) additions to property in 1997, 1996 and 1995 of $26,900,000, $13,600,000 and $35,700,000, respectively;
(ii) purchases of marketable securities and other short-term investments in 1997, 1996 and 1995 of $7,700,000, $9,400,000 and $4,400,000, respectively;
(iii) sales of marketable securities and other short-term investments in 1997, 1996 and 1995 of $8,000,000, $2,000,000 and $132,300,000, respectively, including a 1995 liquidation of certificates of deposit securing a bank loan, and (iv) other items providing (using) cash in 1997, 1996 and 1995 of ($6,900,000), $56,400,000 and ($7,400,000), respectively, including, in 1996, the gross proceeds relating to the Company's sale of its potash operations. The property additions in 1995 include the completion of two major capital projects:
(i) replacement of the Company's potassium nitrate production facility in Haifa, Israel damaged in a fire in 1994; and (ii) construction of the Company's new operating facility in Mishor Rotem, Israel.

          Financing activities during the years ended December 31, 1997, 1996 and 1995 provided (used) cash of approximately $14,400,000, ($42,500,000) and ($69,300,000), respectively. These amounts include: (i) a $100,000,000 loan borrowed from a bank in 1994 and prepaid in 1995; (ii) borrowings to finance the Company's construction of its Mishor Rotem facility in 1995; (iii) the Company's acquisition of its Senior Subordinated Reset Notes in 1995 and 1996; and (iv) the prepayment of certain bank debt in 1996 with a portion of the proceeds from the sale of the Company's potash operations.

          As of December 31, 1997, the Company had outstanding long-term debt (excluding current maturities) of $269,014,000. The Company's primary sources of liquidity are cash flow generated from operations and the unused credit lines described in Note E of Notes to Consolidated Financial Statements. See also Note G of Notes to Consolidated Financial Statements for information relating to the Company's refinancing (the "Refinancing") of its 11 7/8% Senior Subordinated Notes.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

          Upon consummation of the Refinancing, interest payments on the Senior Notes and interest and principal repayments under other indebtedness will represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements. In 1997, the Company spent approximately $26,900,000 on capital projects, of which: (i) approximately $10,800,000 relates to the Company's initial capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP; and (ii) $3,800,000 relates to the Company's construction of a co-generation facility. In addition, the Company plans to complete its plan to increase capacity for potassium nitrate and food grade phosphates and the construction of the MAP and MKP plant by spending approximately $63,000,000 during 1998 and 1999. Ongoing maintenance capital expenditures are expected to be approximately $13,000,000 per year.

          The Company's primary sources of liquidity will be cash flows from operations and borrowings under the credit facilities of the Company and its subsidiaries. As of December 31, 1997, the Company and its subsidiaries had approximately $72,000,000 of borrowing availability, consisting of $37,000,000 of borrowing availability of the Company and $35,000,000 of total availability at the Company's subsidiaries. HCL intends to enter into a new $80,000,000 credit facility which will be used primarily to finance its planned capacity expansion at its Mishor Rotem facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities and dividends and other distributions available from the Company's subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company would complete any material acquisitions. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

FOREIGN CURRENCIES

          The Company has no significant foreign currency denominated revenues except at HCL. Approximately $135,000,000 of HCL's total sales for the year ending December 31, 1998 will be made outside of Israel in currencies other than the U.S. dollar (principally Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the years ended December 31, 1997, 1996 and 1995 would have increased (decreased) by approximately ($7,000,000), ($5,300,000) and $11,200,000, respectively.


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

INFLATION

     Inasmuch as only approximately $59,000,000 of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1997, 1996 and 1995, the inflation rate of the NIS as compared to the U.S. Dollar was greater (less) than the devaluation rate in Israel by (1.8%), 6.9% and 4.2%, respectively.

ENVIRONMENTAL MATTERS

     See Part I - Item 1 - "Business" - "Environmental Matters" above and Note O of Notes to Consolidated Financial Statements for information regarding environmental matters relating to the Company's various facilities.

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

ITEM 8. Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements and Schedules on page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

       NAME                                 AGE          POSITION
       ----                                 ---          --------
       Arie Genger                          52           Chairman of the Board and Chief Executive Officer

       Thomas G. Hardy                      52           President and Chief Operating Officer; Director

       Gabriel Politzer                     48           Senior Vice President

       Lester W. Youner                     52           Vice President, Treasurer and Chief Financial Officer and Secretary

       John J. Lewandowski                  42           Vice President--Corporate Development

       Michael P. Oravec                    46           Vice President--Corporate Taxation

       Martin A. Coleman                    67           Director

       Sash A. Spencer                      66           Director

       In addition, the following are key employees of the Company's subsidiaries:


       NAME                                 AGE          POSITIONS
       ----                                 ---          ---------

       Amiad Cohen                          60           Managing Director of HCL; President of HCL, effective April 1, 1998

       Esther Eldan                         43           General Manager of HCL's Specialty Fertilizer Division; Managing
                                                         Director of HCL, effective April 1, 1998

       J. Randal Tomblin                    55           Senior Vice President of Cedar and President of the Organic
                                                         Chemicals Division

       Yale L. Schalk                       42           President of Vicksburg

       The Financial Advisory Committee advises the Board of Directors regarding financial matters and, when the Committee deems appropriate, makes recommendations to the Board of Directors. The members of the Financial Advisory Committee are Mr. Lawrence M. Small and Messrs. Hardy and Spencer.

       The following are descriptions of the directors, executive officers and key employees of the Company.

       Arie Genger has been a director and Chairman of the Board of Directors and Chief Executive Officer of the Company since 1986, the sole member of the Executive Committee since June 1988, and was President of the Company from 1986 to December 1993.

       Thomas G. Hardy has been President and Chief Operating Officer of the Company since December 1993, was Executive Vice President of the Company from June 1987 to December 1993 and has been a director and member of the Financial Advisory Committee since October 1992. He was a director of Laser from January 1990 until February

1998 and has been a director of ESC since February 1998 (see Part I - Item 1 - "Business" - "Significant Developments").

       Gabriel Politzer has been a Senior Vice President of the Company since January 1, 1998, with responsibilities for the Company's worldwide Specialty Plant Nutrients products. He was Executive Vice President of Vicksburg from September 1993 to January 1998. From January 1989 through September 1993, he was Vice President of Sales and Marketing at HCL. From 1983 to 1989 he was Chief Financial Officer of Negev Phosphates (a major subsidiary of Israel Chemicals Ltd.).

       Lester W. Youner has been Vice President, Treasurer and Chief Financial Officer of the Company since October 1987 and has been Secretary since December 31, 1996. From June 1979 until October 1987 he was a Partner of Deloitte & Touche LLP, a public accounting firm. He was a director of Laser from November 1996 to February 1998.

       John J. Lewandowski has been Vice President-Corporate Development of the Company since September 1996. From September 1995 until August 1996 he served as the President of the Company's Potash Group. From January 1995 (when he accepted a position with the Company) until September 1995 he served as the Company's Director of Business Development. From 1991 through 1994 he served in a variety of consulting and business advisory roles for several chemical producers in the United States and Eastern Europe. From 1983 to 1990 he was employed by Arcadian Corporation, in positions of increasing responsibility, his last position being Director--Nitrogen Products.

       Michael P. Oravec has been Vice President-Corporate Taxation since January 1997. From December 1994 (when he accepted a position with the Company) until December 1996 he served as the Company's Director of Taxes. From 1980 to 1994 he was employed by The Mennen Company, in positions of increasing responsibility, his last position being Director of Taxes.

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

       Amiad Cohen has been the Managing Director of HCL since 1988. Mr. Cohen has over thirty years of experience in the chemical industry. Effective April 1, 1998, Mr. Cohen will become the President of HCL.

       Esther Eldan has been general manager of HCL's Specialty Fertilizer Division since its inception in January 1996. Previously, she was the Chief Financial Officer of HCL for more than five years. Ms. Eldan joined HCL in 1981. Effective April 1, 1998, Ms. Eldan will become the Managing Director of HCL.

       J. Randal Tomblin has been Senior Vice President of Cedar and President of its Organics Division since 1989. He was Vice President of NMPC from 1985 to 1986, President and Chief Executive Officer of Vertac Chemical Corporation from 1986 to 1987 and was in private business for a period between 1987 and 1989. Prior to joining NMPC, he served for 20 years with Hoechst Celanese Corporation, most recently as a Director of Manufacturing with Hoechst Celanese Chemical Company, and Director of Strategic Planning and Director of New Business Development with Hoechst Celanese Fibers Division.

       Yale L. Schalk joined the Company in December of 1997 as President of Vicksburg after over 20 years of experience with Shell Oil Company and DuPont, where he held a variety of positions in sales, marketing and business management. Most recently from 1994 to 1997, he was U.S. Marketing Manager, interim Director of U.S. Business and North American Business Unit Leader of DuPont's Agricultural Products Division.

       Lawrence M. Small, 56, has been Chairman of the Financial Advisory Committee of the Board of Directors since October 1992. Mr. Small is President and Chief Operating Officer of Fannie Mae, the country's largest investor in home mortgages and issuer of mortgage-backed securities, headquartered in Washington, DC, which he joined in September 1991. Prior to that, he was Vice Chairman and Chairman of the Executive Committee of the Boards of Directors of Citicorp and Citibank, N.A., where he was employed for 27 years. He serves as a director of Fannie Mae, The Chubb Corporation and Marriott International, Inc.

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

       There are no family relationships among any directors, executive officers or key employees of the Company.

ITEM 11. Executive Compensation

       The following table sets forth the aggregate compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and to other executive officers during the 1997 fiscal year whose annual compensation exceeded $100,000 for the year ended December 31, 1997:


                                                           ANNUAL COMPENSATION (a)
                                             -------------------------------------      ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR        SALARY          BONUS      COMPENSATION(b)
----------------------------------------     -------------------------------------------------------
Arie Genger ............................       1997       $750,000       $400,000       $  797,000
   Chairman of the Board and Chief .....       1996        750,000        750,000          682,000
   Executive Officer ...................       1995        675,000             --          510,000
Thomas G. Hardy ........................       1997        425,000        150,000            5,000
   President and Chief Operating Officer       1996        400,000        175,000        1,405,000
   and Director ........................       1995        360,000        130,000            5,000
Lester W. Youner .......................       1997        263,000         75,000            5,000
   Vice President, Treasurer and Chief .       1996        251,000        100,000            5,000
   Financial Officer and Secretary .....       1995        241,000         65,000            5,000
John J. Lewandowski ....................       1997        125,000         35,000            4,000
   Vice President--Corporate Development       1996        120,000        105,000            4,000
Michael P. Oravec ......................       1997        118,000         18,000            5,000
   Vice President--Corporate Taxation

------------------
(a) During the period covered by the table, the Company did not make any restricted stock awards and did not have in effect any stock option or stock appreciation rights plan. See "Compensation Agreements" for Mr. Hardy's bonus arrangement.

(b) Includes the cost to the Company of split-dollar life insurance policies on the life of Mr. Genger. The Company paid premiums on these policies of $286,000 in 1997. The Company is entitled to a refund of the cumulative annual premiums paid by it to the insurers pursuant to the split-dollar life insurance arrangements before any benefits are paid by the insurers to the owner or beneficiaries of the policies. Additionally, for 1997, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Youner, Lewandowski and Oravec, $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $1,000 each for Messrs. Hardy, Youner and Oravec for the premium on term life and disability insurance.

       Includes the cost to the Company of split-dollar life insurance policies on the life of Mr. Genger. The Company paid premiums on these policies of $171,000 in 1996. The Company is entitled to a refund of the cumulative annual premiums paid by it to the insurers pursuant to the split-dollar life insurance arrangements before any benefits are paid by the insurers to the owner or beneficiaries of the policies. Additionally, for 1996, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Youner and Lewandowski, $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $1,000 each for Messrs. Hardy and Youner for the premium on term life insurance. In the case of Mr. Hardy, also includes $1,400,000 deposited in trust for Mr. Hardy. See "Compensation Agreements".

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

       Pursuant to a salary continuation agreement between the Company and Lester W. Youner, the Company is obligated to pay Mr. Youner a retirement allowance (the "Allowance") of $100,000 per year for life commencing at age 65. In the event of Mr. Youner's death after the commencement of the payment of the Allowance, Mr. Youner's designated beneficiary is to receive the Allowance until 10 annual payments shall have been made to Mr. Youner and his beneficiary. Mr. Youner became 30% vested in the Allowance on December 31, 1997 and shall continue to vest at the rate of 5% per year thereafter provided that he remains in the employ of the Company. Notwithstanding the foregoing, the Allowance will become 100% vested on the earlier of Mr. Youner's 65th birthday or the occurrence of an acceleration event, including a change of control of the Company. Mr. Youner forfeits the Allowance if his employment is terminated for cause (as defined) or, if within two years after the voluntary termination of his employment, Mr. Youner engages directly or indirectly in any activity competitive with the Company or any of its subsidiaries. The agreement further provides that in the event of Mr. Youner's death prior to his 65th birthday while in the active employ of the Company, his designated beneficiary is to receive an annual death benefit of $100,000 for 10 years. Mr. Youner's death benefit is currently 100% vested.

       The Company is also a party to certain split-dollar insurance agreements on the life of Mr. Genger as described above.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information, as of March 20, 1998, as to the beneficial ownership of the Common Stock of the Company, which is the only outstanding class of voting security of the Company:


NAME AND ADDRESS                                    SHARES OWNED     PERCENT OF CLASS
----------------                                    ------------     ----------------

Common Stock, $.01 par value(a):

      TPR(b)
      9 West 57th Street
      New York, NY 10019 ........................         3,000           100%

All executive officers and directors
      as a group (eight persons)(b) .............         3,000           100%

-----------------
(a) All of the shares of the Common Stock of the Company are pledged to secure an outstanding TPR note of $7,000,000 issued to a former indirect stockholder and director of the Company. See Item 13--"Certain Relationships and Related Transactions" regarding TPR's ownership of shares of a non-voting preferred stock of the Company.

(b) Mr. Genger and members of his family own all of the capital stock of TPR.

ITEM 13. Certain Relationships and Related Transactions

      The Company is, for Federal income tax purposes, a member of a consolidated tax group of which TPR is the common parent. The Company, TPR, EDP, Cedar, Na-Churs and certain other subsidiaries are parties to a tax sharing agreement, dated as of December 30, 1991, under which, among other things, the Company and such other parties have each agreed to pay TPR amounts equal to the amounts of Federal income taxes that each such party would be required to pay if it filed a Federal income tax return on a separate return basis (or in the case of Cedar, a consolidated Federal income tax return for itself and its eligible subsidiaries), computed without regard to net operating loss carrybacks and carryforwards. However, TPR may, at its discretion, allow tax benefits for such losses. See Note A of Notes to Consolidated Financial Statements.

      See Notes G and L of Notes to Consolidated Financial Statements for a description of a 1994 transaction pursuant to which TPR acquired the Company's outstanding $9,000,000, 9.5% junior subordinated debentures due 2005 (the "9.5% Debentures") and became the obligor on an outstanding 8.75%, $4,000,000 note due 2005 payable to the Company. Upon TPR's acquisition of the 9.5% Debentures, TPR exchanged the 9.5% Debentures for a new preferred stock of the Company described in said Note L. In addition, during 1995 TPR assumed the Company's obligation for $9,000,000 principal amount of outstanding 9.5% Debentures due in 1998 and Company's liability thereon was extinguished. TPR pledged the above-mentioned Company preferred stock to secure TPR's $9,000,000 obligation.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1)-(2)    See Index to Consolidated Financial Statements and Schedule on
                 Page F-1.

      (3)        See Index to Exhibits on Page E-1.

(b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     Trans-Resources, Inc.
                                                         (Registrant)

                                                By   Lester W. Youner
                                                     ---------------------
                                                     Lester W. Youner
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer

Dated: March 20, 1998

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

     ARIE GENGER
     Chairman of the Board and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

     LESTER W. YOUNER
     Vice President, Treasurer and Chief Financial Officer


                                         By  Lester W. Youner
                                             Lester W. Youner
                                             For Himself and As Attorney-In-Fact


Directors:

     Arie Genger                             Dated:  March 20, 1998
     Thomas G. Hardy
     Martin A. Coleman
     Sash A. Spencer

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

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS                                                        Page
--------------------                                                        ----

     Independent Auditors' Report......................................      F-2
     Report of Independent Accountants.................................      F-3
     Consolidated Balance Sheets, December 31, 1996 and 1997...........      F-4
     Consolidated Statements of Operations,
         for the Years Ended December 31, 1995, 1996 and 1997..........      F-5
     Consolidated Statements of Stockholder's Equity,
         for the Years Ended December 31, 1995, 1996 and 1997..........      F-6
     Consolidated Statements of Cash Flows,
         for the Years Ended December 31, 1995, 1996 and 1997..........      F-7
     Notes to Consolidated Financial Statements........................      F-8

SCHEDULE
--------

     Schedule I - Condensed Financial Information of Registrant,
         for the Years Ended December 31, 1995, 1996 and 1997..........      S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Trans-Resources, Inc. New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedule of Trans-Resources, Inc. (a wholly-owned subsidiary of TPR Investment Associates, Inc.) and Subsidiaries listed in the foregoing Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Cedar Chemical Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 22 percent and 20 percent of consolidated total assets as of December 31, 1997 and 1996, respectively, and total revenues constituting 31 percent, 33 percent and 34 percent of consolidated total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cedar Chemical Corporation, is based solely on the report of such other auditors.

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

In our opinion, based upon our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Resources, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and (as to the amounts included for Cedar Chemical Corporation) the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
February 25, 1998 (except as to Note G, the date of which is March 16, 1998) New York, New York

Report of Independent Accountants


To the Board of Directors and Shareholder of Cedar Chemical Corporation:


In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Cedar Chemical Corporation (a wholly-owned subsidiary of Trans-Resources, Inc.) and its subsidiaries ("Cedar") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Cedar's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP


Memphis, Tennessee
January 30, 1998

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                     1996             1997
                                                                                  ---------        ---------
                                                                                        (in thousands)
                                             ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................       $  29,112        $  19,757
     Accounts receivable ..................................................          71,551           82,551
     Inventories ..........................................................          51,207           60,126
     Other current assets .................................................          24,664           33,578
     Prepaid expenses .....................................................          14,635           16,122
                                                                                  ---------        ---------
         Total Current Assets .............................................         191,169          212,134

PROPERTY, PLANT AND EQUIPMENT - net .......................................         200,774          207,487

OTHER ASSETS ..............................................................          34,688           42,395
                                                                                  ---------        ---------
         Total ............................................................       $ 426,631        $ 462,016
                                                                                  =========        =========



                         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt .................................       $  17,481        $  13,080
     Short-term debt ......................................................          15,348           36,580
     Accounts payable .....................................................          38,033           58,662
     Accrued expenses and other current liabilities .......................          33,321           30,215
                                                                                  ---------        ---------
         Total Current Liabilities ........................................         104,183          138,537
                                                                                  ---------        ---------
LONG-TERM DEBT - net:
     Senior indebtedness, notes payable and other obligations .............         152,539          154,726
     Senior subordinated debt - net .......................................         114,175          114,288
                                                                                  ---------        ---------
         Long-Term Debt - net .............................................         266,714          269,014
                                                                                  ---------        ---------

OTHER LIABILITIES .........................................................          29,480           30,858
                                                                                  ---------        ---------
STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding ...............................           7,960            7,960
     Common stock, $.01 par value, 3,000 shares
         authorized, issued and outstanding ...............................              --               --
     Additional paid-in capital ...........................................           8,682            8,682
     Retained earnings ....................................................           9,345            6,203
     Cumulative translation adjustment ....................................            (367)             (67)
     Unrealized gain on marketable securities .............................             634              829
                                                                                  ---------        ---------
         Total Stockholder's Equity .......................................          26,254           23,607
                                                                                  ---------        ---------
              Total .......................................................       $ 426,631        $ 462,016
                                                                                  =========        =========




                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1995, 1996 and 1997



                                                 1995             1996             1997
                                              ---------        ---------        ---------
                                                             (in thousands)

REVENUES ..............................       $ 385,564        $ 412,305        $ 376,531

OPERATING COSTS AND EXPENSES:
   Cost of goods sold .................         323,126          343,930          305,588
   General and administrative .........          43,193           46,419           42,622
                                              ---------        ---------        ---------
OPERATING INCOME ......................          19,245           21,956           28,321

   Interest expense ...................         (34,498)         (32,195)         (29,475)
   Interest and other income - net ....           9,128           25,448            5,550
                                              ---------        ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM .................          (6,125)          15,209            4,396

INCOME TAX PROVISION ..................             733            4,016            2,952
                                              ---------        ---------        ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          (6,858)          11,193            1,444

EXTRAORDINARY ITEM - Loss on repurchase
   of debt (no income tax benefit) ....            (103)            (553)              --
                                              ---------        ---------        ---------
NET INCOME (LOSS) .....................       $  (6,961)       $  10,640        $   1,444
                                              =========        =========        =========



                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

              For the Years Ended December 31, 1995, 1996 and 1997



                                                                     ADDITIONAL                CUMULATIVE    UNREALIZED
                                               PREFERRED   COMMON     PAID-IN    RETAINED     TRANSLATION    GAIN (LOSS)
                                                 STOCK      STOCK     CAPITAL    EARNINGS      ADJUSTMENT   ON SECURITIES    TOTAL
                                                ------      -----    ------       -------     ---------        ------       -------
                                                                                (in thousands)

BALANCE, JANUARY 1, 1995..................      $7,960      $ -      $  505       $13,432        $ (360)       $ (987)      $20,550

   Net loss...............................                                         (6,961)                                   (6,961)
   Dividends:
      Common stock........................                                           (856)                                     (856)
      Preferred stock.....................                                           (851)                                     (851)
   Capital contribution by parent company
      upon assumption of 9 1/2% junior
      subordinated debentures.............                            8,177                                                   8,177
   Net change during year.................                                                         (234)          850           616
                                                ------      -----    ------       -------     ---------        ------       -------
BALANCE, DECEMBER 31, 1995................       7,960        -       8,682         4,764          (594)         (137)       20,675

   Net income.............................                                         10,640                                    10,640
   Dividends:
      Common stock........................                                         (5,208)                                   (5,208)
      Preferred stock.....................                                           (851)                                     (851)
   Net change during year.................                                                          227           771           998
                                                ------      -----    ------       -------     ---------        ------       -------
BALANCE, DECEMBER 31, 1996................       7,960        -       8,682         9,345          (367)          634        26,254
   Net income.............................                                          1,444                                     1,444
   Dividends:
      Common stock........................                                         (3,736)                                   (3,736)
      Preferred stock.....................                                           (850)                                     (850)
   Net change during year.................                                                          300           195           495
                                                ------      -----    ------       -------     ---------        ------       -------
BALANCE, DECEMBER 31, 1997................      $7,960      $ -      $8,682       $ 6,203     $     (67)       $  829       $23,607
                                                ======      =====    ======       =======     =========        ======       =======


                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1995, 1996 and 1997

                                                                 1995            1996            1997
                                                              ---------        --------        --------
                                                                             (in thousands)
OPERATING ACTIVITIES AND WORKING CAPITAL
 MANAGEMENT:
 Operations:
   Net income (loss) ..................................       $  (6,961)       $ 10,640        $  1,444
   Items not requiring (providing) cash:
       Depreciation and amortization ..................          22,409          22,689          22,099
       Increase (decrease) in other liabilities .......             (37)            236          (1,043)
       Deferred taxes and other - net, including gain
            on sale of potash operations in 1996 ......             688         (22,488)            281
                                                              ---------        --------        --------
            Total .....................................          16,099          11,077          22,781
 Working capital management:
       Accounts receivable and other current assets ...          15,585          (3,912)        (20,153)
       Inventories ....................................         (11,274)          5,603          (8,919)
       Prepaid expenses ...............................            (443)            469          (1,487)
       Accounts payable ...............................          (7,753)        (11,239)         20,629
       Accrued expenses and other current liabilities .         (10,381)          1,360          (3,106)
                                                              ---------        --------        --------
       Cash provided by operations and
            working capital management ................           1,833           3,358           9,745
                                                              ---------        --------        --------
INVESTMENT ACTIVITIES:
 Additions to property, plant and equipment ...........         (35,661)        (13,570)        (26,862)
 Sales of marketable securities and short-term
   investments, including in 1995 liquidation
   of CD's securing a bank loan .......................         132,260           1,965           7,982
 Purchases of marketable securities and short-
   term investments ...................................          (4,371)         (9,432)         (7,743)
 Other - net, including proceeds from sale of
   potash operations in 1996 ..........................          (7,441)         56,376          (6,909)
                                                              ---------        --------        --------
       Cash provided by (used in) investment activities          84,787          35,339         (33,532)
                                                              ---------        --------        --------
FINANCING ACTIVITIES:
 Increase in long-term debt ...........................         101,616          44,168          12,000
 Repurchases, payments and current maturities of
   long-term debt .....................................        (141,452)        (89,769)        (14,214)
 Increase (decrease) in short-term debt ...............         (27,776)          9,203          21,232
 Dividends to stockholders ............................          (1,707)         (6,059)         (4,586)
                                                              ---------        --------        --------
       Cash provided by (used in) financing activities          (69,319)        (42,457)         14,432
                                                              ---------        --------        --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .....................................          17,301          (3,760)         (9,355)

CASH AND CASH EQUIVALENTS:
 Beginning of year ....................................          15,571          32,872          29,112
                                                              ---------        --------        --------
 End of year ..........................................       $  32,872        $ 29,112        $ 19,757
                                                              =========        ========        ========


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

         On August 16, 1996 NMPC and EDP sold their potash producing assets for an aggregate consideration of $56,154,000, including a payment for working capital of $11,154,000, and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation - see Part I - Item 3 - "Legal Proceedings"). The sale of the Company's potash operations resulted in a pre-tax gain, after considering certain costs relating thereto, of $22,579,000. Such gain is included in "Interest and other income - net" in the accompanying Consolidated Statements of Operations (see Note K).

         During the years ended December 31, 1995 and 1996, the potash operations contributed approximately $54,000,000 (14%) and $35,000,000 (9%), respectively, to the Company's consolidated revenues, after eliminating intercompany sales.

         Approximately 50% of the aggregate sales proceeds were applied to prepay debt secured by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with the buyer.

         Substantially all of the companies' revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals and distributes its products internationally.

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

         Operating Data

         The Company's revenues by region for the years ended December 31, 1995, 1996 and 1997 are set forth below:

                                                1995       1996       1997
                                                ----       ----       ----
                                                      (in millions)

Europe ....................................     $146       $160       $148
United States .............................      136        145        128
Asia ......................................       34         37         29
Canada and Latin America ..................       22         24         22
Israel ....................................       21         23         19
Australia .................................        6          6          6
Africa and other ..........................       21         17         25
                                                ----       ----       ----
    Total .................................     $386       $412       $377
                                                ====       ====       ====


         As of December 31, 1996 and 1997, the Company's assets were located in the United States (36% and 37%, respectively) and abroad (principally Israel) (64% and 63%, respectively). The Company has no single customer accounting for more than 10% of its revenues.

         HCL leases land and buildings from Oil Refineries Ltd. ("ORL"), a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, principally in the years 2015 and 2016. HCL also has a lease from ORL of a pipeline which transports ammonia from the port in Haifa to HCL's plant. HCSL leases its land from the Israeli government under a 49 year lease which commenced in 1994.

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. Potash is purchased solely from Dead Sea Works, Ltd. ("DSW") in accordance with two supply contracts which expire in 1999 and 2005. HCL currently sources phosphate rock from Rotem Amfert Negev Ltd. ("Rotem") according to the terms of a variable price contract which expired in 1996, which is currently being renegotiated. DSW and Rotem are subsidiaries of Israel Chemicals Ltd., a large Israeli chemical company, and are the sole suppliers in Israel of potash and phosphate rock, respectively. While management views its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources could have a material adverse effect on the Company.

         Functional Currency and Transaction Gains and Losses

         Approximately 90% of HCL's sales are made outside of Israel in various currencies, of which approximately 40% are in U.S. dollars, with the remainder principally in Western European currencies. Accordingly, to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. At December 31, 1996 and 1997, there were outstanding contracts to purchase $53 million and $27 million, respectively, in various European currencies, principally Deutsche Marks and Italian Lira in 1996 and British Pounds and Spanish Pesetas in 1997. In addition, at December 31, 1996 there were outstanding contracts to purchase 26 million Deutsche Marks and to sell a corresponding aggregate amount of Italian Lira and Spanish Pesetas. No gains or losses were deferred at December 31, 1996 and 1997 for foreign exchange contracts which qualify as hedges.

         If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's operating income for the years ended December 31, 1995, 1996 and 1997 would have increased (decreased) by $16,600,000, ($6,900,000) and ($7,000,000), respectively, and income before income taxes would have increased (decreased) by approximately $11,200,000, ($5,300,000) and ($7,000,000), respectively.

         The Company determines when to enter into hedging transactions based on its ongoing review of the currency markets. The principal purpose of the Company's hedging program (which is for other than trading purposes) is to mitigate the impact of fluctuations against the U.S. dollar, as well as to protect against significant adverse changes in exchange rates. Accordingly, the gains and losses recognized relating to the hedging program in any particular period and the impact on revenues had the Company not had such a program are not necessarily indicative of its effectiveness.

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

         Property, Plant and Equipment

         Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is recorded under the straight-line method at generally the following annual rates:

                 Buildings....................................       3 - 8%
                 Machinery, plant and equipment...............       5 - 25%
                 Office furniture and equipment...............       6 - 20%

         Expenditures for maintenance and repairs are charged to expense as incurred. Investment grants from the Israeli Government are initially recorded as a reduction of the capitalized asset and are recognized in income over the estimated useful life of the respective asset. HCL recorded investment grants for the years ended December 31, 1995, 1996 and 1997 amounting to $995,000, $248,000 and $1,646,000, respectively.

         Investments In Marketable Securities and Other Short-Term Investments

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company classifies its equity and fixed maturity securities as available-for-sale and reports such securities at fair value, with unrealized gains and losses recorded as a separate component of stockholder's equity.

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

         For purposes of the consolidated financial statements, taxes on income have been computed as if the Company and its domestic subsidiaries filed its own consolidated Federal income tax return without regard to the tax allocation agreement. Payments to TPR, if any, representing the excess of amounts determined under the tax allocation agreement over amounts determined for the purposes of consolidated financial statements are charged to retained earnings. During the three years in the period ended December 31, 1997, TPR did not require payment of amounts different from that which was computed as if the Company and its consolidated subsidiaries filed its own consolidated income tax returns.

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

         During 1995, 1996 and 1997 the Company incurred environmental clean-up costs of approximately $300,000, $300,000 and $400,000, respectively. In addition, at both December 31, 1996 and 1997, the Company has accrued approximately $1,600,000 related to the estimated costs to be incurred for various environmental liabilities.

         In October, 1996 the AICPA Accounting Standards Executive Committee issued Statement of Position 96-1, "Environmental Remediation Liabilities", which required adoption in 1997. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial condition or results of operations.

         Research and Development Costs

         Research and development costs are charged to expense as incurred and amounted to $3,158,000, $2,693,000 and $2,421,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

         Risk Management Derivatives

         Amounts receivable or payable under interest rate swap agreements are recognized as interest expense.

         Long-Lived Assets

         Management evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that a recorded asset might not be recoverable by taking into consideration such factors as recent operating results, projected undiscounted cash flows and plans for future operations. At December 31, 1996 and 1997 there were no impairments of the Company's assets.

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

         Accounting Pronouncements

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

B.       OTHER CURRENT ASSETS AND INVESTMENT IN LASER INDUSTRIES LIMITED

         Other Current Assets

         Other current assets consist of the following at December 31, 1996 and 1997:

                                                             1996           1997
                                                            -------       -------
                                                               (in thousands)
         Marketable securities (carried at market) ..       $ 8,557       $ 6,523
         Miscellaneous receivables, other securities,
              deferred income taxes, etc ............        16,107        27,055
                                                            -------       -------
                   Total ............................       $24,664       $33,578
                                                            =======       =======


        The Company classifies all of its marketable securities (including U.S. Government obligations) as available-for-sale securities as of December 31, 1996 and 1997:

                                                        Gross          Gross        Estimated
                                                     Unrealized     Unrealized         Fair
                                         Cost           Gains         Losses          Value
                                        ------       ----------     ----------      ---------
                                                                (in thousands)
        December 31, 1996

Foreign Government obligations          $1,005          $ --            $ 10          $  995
Other debt securities ........             432              41           --              473
                                        ------          ------          ----          ------
     Total debt securities ...           1,437              41            10           1,468
                                        ------          ------          ----          ------
Common stocks and mutual funds
  investing primarily therein            6,099             505           --            6,604
Preferred stocks .............             387              98           --              485
                                        ------          ------          ----          ------
     Total equity securities .           6,486             603           --            7,089
                                        ------          ------          ----          ------

     Total ...................          $7,923          $  644          $ 10          $8,557
                                        ======          ======          ====          ======

December 31, 1997

Foreign Government obligations          $  866          $ --            $ 17          $  849
Other debt securities ........             492              29           --              521
                                        ------          ------          ----          ------
     Total debt securities ...           1,358              29            17           1,370
                                        ------          ------          ----          ------
Common stocks and mutual funds
  investing primarily therein            4,383           1,009           239           5,153
Preferred stocks .............            --              --             --             --
                                        ------          ------          ----          ------
     Total equity securities .           4,383           1,009           239           5,153
                                        ------          ------          ----          ------

     Total ...................          $5,741          $1,038          $256          $6,523
                                        ======          ======          ====          ======

        The cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are as follows:

                                                               Estimated
                                                 Cost          Fair Value
                                                ------          ------
                                                    (in thousands)

Due in one year or less ..............          $  408          $  407
Due after one year through three years             592             576
Due after three years ................             358             387
                                                ------          ------
      Total ..........................          $1,358          $1,370
                                                ======          ======



         During 1995, the gross realized gains on sales of securities totaled approximately $555,000 and the gross realized losses totaled approximately $968,000; during 1996, the gross realized gains on sales of securities totaled approximately $411,000 and the gross realized losses totaled approximately $70,000; during 1997 the gross realized gains on sales of securities totaled approximately $3,052,000 and the gross realized losses totaled approximately $339,000 (see Note K).

         Investment in Laser Industries Limited ("Laser")

         On November 9, 1997, Laser, a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. The Company's ability to sell the ESC shares it will receive pursuant to the combination will be governed by securities law volume restrictions.

         As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9,100,000, which amount is included in the caption "other assets" in the accompanying Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($35.00 per share) as of February 20, 1998, the last day of trading before the combination, the Company will recognize an after-tax gain of approximately $22,400,000 which will be recorded during the first quarter of 1998.

         In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase additional Laser shares. The Laser Warrant, which had a carrying value of $750,000, was distributed to TPR as a dividend in February 1998 prior to Laser's combination with ESC.

         During the years ended December 31, 1995, 1996 and 1997, the Company recorded equity in Laser's earnings (losses), inclusive of goodwill amortization, of ($478,000), $2,280,000 and $1,558,000, respectively. Such amounts are included in "Interest and other income-net" in the accompanying Consolidated Statements of Operations (see Note K).

         ESC develops, manufactures and markets medical devices utilizing both state-of-the-art lasers and proprietary intense pulsed light source technology for non-invasive treatment of varicose veins and other benign vascular lesions, as well as for hair removal, skin cancer, skin rejuvenation and other clinical applications. ESC shares are traded in the United States on the NASDAQ National Market System. The Company's investment in ESC will be accounted for pursuant to SFAS 115.

C.       INVENTORIES

        Inventories consist of the following at December 31, 1996 and 1997:


                                                    1996                  1997
                                                  -------                -------
                                                         (in thousands)

Raw materials ....................                $17,589                $13,362
Finished goods ...................                 33,618                 46,764
                                                  -------                -------
    Total ........................                $51,207                $60,126
                                                  =======                =======


D.       PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment at December 31, 1996 and 1997 consists of the following:

                                                          1996               1997
                                                        --------          --------
                                                              (in thousands)
Land .........................................          $  4,272          $  4,272
Buildings ....................................            22,178            22,416
Machinery, plant and equipment ...............           262,763           279,734
Office furniture, equipment and water rights .             8,731             9,714
Construction-in-progress .....................            13,927            20,339
                                                        --------          --------
    Total, at cost ...........................           311,871           336,475
Less accumulated depreciation and amortization           111,097           128,988
                                                        --------          --------
    Property, plant and equipment - net ......          $200,774          $207,487
                                                        ========          ========


         The Company capitalized interest costs aggregating $953,000, $0 and $35,000 during the years ended December 31, 1995, 1996 and 1997, respectively, with respect to several construction projects. Certain property, plant and equipment has been pledged as collateral for long-term debt (see Note G).

         On February 7, 1994, the smaller of HCL's two potassium nitrate production units was damaged by a fire, causing a temporary reduction of the Company's potassium nitrate production capacity. The Company completed the replacement of the damaged unit during 1995. The impact of the loss of the facility, including the effect of business interruption, was substantially covered by insurance. The insurance proceeds relating to the property damage was for replacement value, which was greater than the recorded carrying value of the damaged assets. Accordingly, during the year ended December 31, 1995 HCL recorded a pre-tax gain of approximately $1,700,000, (which amount was the residual adjustment over and above the initial gain recorded in 1994). Such pre-tax gain is included in the caption "Interest and other income-net" in the accompanying Consolidated Statements of Operations (see Note K).

E.       SHORT-TERM DEBT AND UNUSED CREDIT LINES

         The weighted average interest rates for short-term debt outstanding at December 31, 1996 and 1997 were 5.9% and 6.4%, respectively.

         As of December 31, 1997, the Company and its subsidiaries have unused revolving loan commitments and other credit lines from banks aggregating approximately $72,000,000.

F.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1996 and 1997:

                                                         1996              1997
                                                       -------           -------
                                                             (in thousands)

Compensation and payroll taxes                         $ 9,241           $ 7,104
Interest                                                10,229            10,455
Income taxes                                               840               607
Other                                                   13,011            12,049
                                                       -------           -------
      Total                                            $33,321           $30,215
                                                       =======           =======




G.       LONG-TERM DEBT - NET

         Long-term debt consists of the following at December 31, 1996 and 1997:


                                                                             Payable
        Description                                     Interest Rate*       Through        1996         1997
        -----------                                     --------------       -------        ----         ----
                                                                         (in thousands)

   TRI:
   Bank loans (1).....................................       Various          2004        $      -    $  3,000
   $115,000,000 principal amount of 11.875%
     Senior subordinated notes, net of unamortized
     debt discount of $825,000 and $712,000
     (effective interest rate of 12.1%) (2)                   11.875%         2002         114,175     114,288
   Subsidiaries:
   Bank loans and other financing.....................       Various          2020         170,020     164,806
                                                                                          --------    --------
     Total............................................                                     284,195     282,094
     Less current portion.............................                                      17,481      13,080
                                                                                          --------    --------
     Long-term debt - net.............................                                    $266,714    $269,014
                                                                                          ========    ========


* As prevailing on respective balance sheet dates. Such rates (other than the subordinated debt) generally "float" according to changes in the Prime or LIBOR rates. At December 31, 1997 such rates were approximately 8.25% and 5.80%, respectively.

1. As of December 29, 1995, the Company entered into a Loan Agreement with a bank for borrowings upon the Company's request prior to December 29, 1998 in the aggregate principal amount not to exceed $40,000,000. The loan matures on December 29, 2004. The Company pledged all of the capital stock of HCL to secure its obligations under the Loan Agreement.

2. The 11 7/8% senior subordinated notes (the "11 7/8% Notes") mature July 1, 2002 and are redeemable at the option of the Company at any time after July 1, 1998 at stipulated redemption prices. There are no mandatory sinking fund requirements. On March 11, 1998, the Company commenced the sale in a private placement of $100,000,000 principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135,000,000 principal amount of 12% Senior Discount Notes due 2008 to provide gross proceeds to the Company of approximately $75,400,000 (the "Senior Discount Notes"). The sale of the Senior Notes and the Senior Discount Notes closed on March 16, 1998. A substantial portion (approximately $118,000,000) of the net proceeds from the sale was used to purchase (pursuant to a tender offer) approximately $110,000,000 principal amount of the 11 7/8% Notes (the "Refinancing"), resulting in an extraordinary charge for the early extinguishment of debt of approximately $10,900,000 (no tax effect) which will be recorded in the first quarter of 1998.

         The Senior Notes and the Senior Discount Notes are unsecured obligations of the Company and are pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right to payment of all subordinated indebtedness of the Company. Interest on the Senior Notes is payable semi-annually. Interest on the Senior Discount Notes will accrue and compound semi-annually but will not be payable until 2003, after which interest will be payable semi-annually.

         The Company intends to use the balance of the proceeds from the sale of the Senior Notes and Senior Discount Notes for working capital, general corporate purposes, and the repayment of $13,900,000 of borrowings (of which $10,900,000 was borrowed subsequent to December 31, 1997, of which $9,000,000 was dividended to TPR) under the Loan Agreement discussed above.

------------------

         On November 28, 1986, the Company issued junior subordinated debentures (the "9.5% Debentures") in the aggregate principal amount of $9,000,000, with interest payable quarterly. The 9.5% Debentures were initially recorded at $6,700,000, the estimated value on the date of issue, and were scheduled to mature in 1998.

         During 1991, the Company's then outstanding redeemable preferred stock was converted into another $9,000,000 principal amount of the Company's 9.5% Debentures. Subsequently, during 1991, the then holder of this $9,000,000 principal amount of 9.5% Debentures agreed to extend the maturity date of such principal amount by seven years to the year 2005. The carrying value of the 9.5% Debentures issued upon conversion of the redeemable preferred stock was equivalent to the previous carrying value of the preferred stock. During 1994, as a result of the settlement of certain litigation with a former indirect stockholder and director of the Company, TPR acquired the 9.5% Debentures then held by the wife of such stockholder. Upon TPR's acquisition of such 9.5% Debentures, TPR exchanged these 9.5% Debentures for a new Company preferred stock (see Note L). Also as part of the settlement of such litigation, TPR assumed a $4,000,000 obligation that was previously owed to the Company by the wife of the former indirect stockholder and director. Such obligation, which is included in "other assets" in the accompanying Consolidated Balance Sheets, bears interest at the rate of 8.75% per year and is due in the year 2005.

         During 1995, TPR assumed the Company's obligation for the remaining outstanding 9.5% Debentures and the Company's liability thereon was extinguished. The Company recorded such assumed obligation as an $8,177,000 capital contribution by TPR, the amount equivalent to the then net carrying value of the 9.5% Debentures.

         Certain of the Company's and its subsidiaries' loan agreements and its Indentures require the Company and/or the respective subsidiary to, among other things, maintain various financial ratios including minimum net worth, ratios of debt to net worth, interest and fixed charge coverage tests and current ratios. In addition, there are certain limitations on the Company's ability make certain Restricted Payments and Restricted Investments (each as defined), etc. In the event of a Change in Control (as defined), the Company is required to offer to purchase all the Senior Notes and Senior Discount Notes as well as to repay certain bank loans. Certain of the respective instruments also limit the payment of dividends, capital expenditures and the incurring of additional debt and liens by both the Company and its subsidiaries. As of December 31, 1997, the Company and its subsidiaries are in compliance with the covenants of each of the respective loan agreements and the Indenture then in effect.

         The aggregate maturities of long-term debt at December 31, 1997 (after giving effect to the Refinancing of the 11 7/8% Notes) are set forth below.

   Years Ending
   December 31,                                    (in thousands)
   ------------

     1998................................            $ 13,080
     1999................................              15,433
     2000................................              13,685
     2001................................              13,840
     2002................................              38,081
     Thereafter..........................             187,975
                                                     --------
         Total...........................            $282,094
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

         During 1995 and 1996, the Company acquired $3,250,000 and $19,122,000, respectively, principal amount of its senior subordinated reset notes (the "Reset Notes") prior to their scheduled maturity of September 1, 1996. In connection with such acquisitions of the Reset Notes, the Company has recorded extraordinary losses of $103,000 and $553,000, respectively. Such losses had no current tax benefit.

         Interest paid, net of capitalized interest, totaled $33,445,000, $31,672,000 and $28,193,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

H.       OTHER LIABILITIES

         Under Israeli law and labor agreements, HCL is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. These liabilities are covered by regular deposits to various severance pay funds and by payment of premiums to an insurance company for officers and non-factory personnel under approved plans. "Other liabilities" in the Consolidated Balance Sheets as of December 31, 1996 and 1997 include accruals of $2,731,000 and $1,653,000, respectively, for the estimated unfunded liability of complete severance of all HCL employees. Costs incurred were approximately $2,060,000, $2,629,000 and $1,912,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

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

         Cedar's net pension cost for the years ended December 31, 1995, 1996 and 1997 included the following benefit and cost components:

                                                             1995           1996           1997
                                                             -----        -------        -------
                                                                       (in thousands)
Service cost                                                 $ 603        $   796        $   819
Interest cost                                                  844          1,014          1,133
Amortization of unrecognized prior service cost                109            109            109
Actual return on plan assets                                  (793)          (904)        (1,091)
Amortization of unrecognized net transition obligation          59             59             59
                                                             -----        -------        -------
    Net pension cost                                         $ 822        $ 1,074        $ 1,029
                                                             =====        =======        =======


         The funded status and the amounts recognized in the Company's December 31, 1996 and 1997 Consolidated Balance Sheets for Cedar's benefit plan was as follows:


                                                                1996             1997
                                                              --------        --------
                                                                   (in thousands)
Plan assets at market value ...........................       $ 12,157        $ 14,239
Actuarial present value of projected benefit obligation         15,140          18,215
                                                              --------        --------
Funding status ........................................         (2,983)         (3,976)
Unrecognized net transition obligation ................            293             234
Unrecognized prior service cost .......................            843             734
Unrecognized net loss .................................          1,754           2,418
                                                              --------        --------
Prepaid (accrued) pension cost ........................       $    (93)       $   (590)
                                                              ========        ========


         At December 31, 1996 and 1997 the actuarial present value of Cedar's vested benefit obligation was $10,666,000 and $12,865,000 and the accumulated benefit obligation was $11,304,000 and $13,614,000, respectively.

                  Actuarial assumptions used at December 31, 1996 and 1997 were as follows:

                                                              1996          1997
                                                             ------        ------
Discount rate - projected benefit obligation ........           7.5%          7.0%
Rate of increase in compensation levels .............           5.0%          5.0%
Expected long-term rate of return on assets .........           9.0%          9.0%


         The unrecognized net transition obligation is being amortized on a straight-line basis over fifteen years beginning January 1, 1987.

         Certain of the Company's United States subsidiaries have profit sharing thrift plans designed to conform to Internal Revenue Code Section 401(k) and to the requirements of ERISA. The plans, which cover all full-time employees (and one of which includes Company headquarters employees), allow participants to contribute as much as 15% of their annual compensation, up to a maximum permitted by law, through salary reductions. The companies' contributions to the plans are based on a percentage of the participant's contributions, and the companies may make additional contributions to the plans at the discretion of their respective Boards of Directors. The contribution expense relating to the profit sharing thrift plans totaled $559,000, $505,000 and $202,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

I.       OPERATING LEASES

         The Company and its subsidiaries are obligated under non-cancelable operating leases covering principally land, office facilities and equipment. At December 31, 1997, minimum annual rental commitments under these leases are:

   Years Ending
   December 31,                                    (in thousands)
   ------------

     1998..................................            $3,664
     1999..................................             2,544
     2000..................................             1,589
     2001..................................             1,099
     2002..................................             1,041
     Thereafter............................             8,360
                                                      -------
         Total.............................           $18,297
                                                      =======


         Rent expense for 1995, 1996 and 1997 was $5,308,000, $4,683,000 and
$4,489,000, respectively, covering land, office facilities and equipment.

J.       INCOME TAXES

         The Company's income tax provision for the years ended December 31, 1995, 1996 and 1997 consist of the following:

                                  1995           1996          1997
                                 -----        -------        ------
                                            (in thousands)
Current expense (benefit):
    Federal ..............       $ --         $   --         $  --
    Foreign ..............        (364)         3,146           652
    State ................         392           (121)          570
                                 -----        -------        ------
          Total current ..          28          3,025         1,222
                                 -----        -------        ------
Deferred expense:
    Foreign ..............         507            385         1,647
    State ................         198            606            83
                                 -----        -------        ------
          Total deferred .         705            991         1,730
                                 -----        -------        ------
          Total ..........       $ 733        $ 4,016        $2,952
                                 =====        =======        ======

         The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 amounted to $773,000, $4,016,000 and $2,952,000, respectively, representing effective income tax rates of 12.0%, 26.4% and 67.2%, respectively. These amounts differ from the amounts of ($2,144,000), $5,323,000 and $1,539,000, respectively, computed by applying the statutory Federal income tax rates to income (loss) before income taxes and extraordinary item. The reasons for such variances from statutory rates were as follows:


                                                                 1995           1996           1997
                                                                 ----           ----           ----
Statutory Federal rates ................................        (35.0)%         35.0%          35.0%
Increase (decrease) in income tax rate resulting from:
    Israeli operations - net impact of Israeli statutory
         rate, effects of "inflation allowances",
         withholding taxes, etc ........................        (53.5)           0.5          (33.9)
    Net losses without current tax benefit
         and other .....................................         96.1           13.4           56.5
    Utilization of capital loss carryforwards ..........          --           (22.6)           --
    Additional depletion expense .......................         (1.9)          (2.0)           --
    State and local income taxes - net .................          6.3            2.1            9.6
                                                                 ----           ----           ----
Effective income tax rates .............................         12.0%          26.4%          67.2%
                                                                 ====           ====           ====


         At December 31, 1996 and 1997, deferred tax assets (liabilities) consisted of the following:

                                                                  1996            1997
                                                                --------        --------
                                                                      (in thousands)
Depreciation and property and equipment basis differences       $(29,981)       $(33,534)
Nondeductible reserves ..................................          5,695           4,582
Net operating loss carryforwards ........................         20,244          28,744
Foreign tax credit carryovers ...........................          4,753           5,427
Alternative minimum tax credit carryovers ...............          5,401           5,401
Investment tax credit carryovers ........................            200             200
Other ...................................................          1,320             392
                                                                --------        --------
Deferred taxes - net, exclusive of valuation allowance ..          7,632          11,212
Valuation allowance .....................................        (28,384)        (33,694)
                                                                --------        --------
Deferred taxes - net ....................................       $(20,752)       $(22,482)
                                                                ========        ========


         At December 31, 1996, deferred tax assets of $2,563,000 are classified as "other current assets" and deferred tax liabilities of $23,315,000 are classified as "other liabilities". At December 31, 1997, deferred tax assets of $3,325,000 are classified as "other current assets" and deferred tax liabilities of $25,807,000 are classified as "other liabilities".

         At December 31, 1997, the Company had various tax loss and credit carryovers which expire as follows:

                                          U.S. Federal
                    -----------------------------------------------------------
                                  Investment          Net         Alternative     State Net   Foreign Net
                     Foreign         Tax           Operating        Minimum       Operating    Operating
   Expiration       Tax Credit      Credit            Loss         Tax Credit        Loss         Loss
   ----------       ----------      ------            ----         ----------        ----         ----
                                                (in thousands)
   1998.........      $2,053
   1999.........       3,265
   2000.........          41
   2001.........          32         $200
   2002.........          36
   2010.........                                     $22,208                         $15,600
   2011.........                                      17,442                          11,200
   2012.........                                       9,313                           9,600
   Unlimited....                                                      $5,401                      $38,013
                      ------         ----            -------          ------         -------      -------
   Total........      $5,427         $200            $48,963          $5,401         $36,400      $38,013
                      ======         ====            =======          ======         =======      =======


         Income taxes paid, including prepaid amounts, totaled approximately $3,700,000, $3,100,000 and $3,800,000, respectively, during the years ended December 31, 1995, 1996 and 1997. These amounts are exclusive of a prior year tax refund received by HCL in 1995 of approximately $4,000,000.

         No taxes on income have been provided on approximately $47,000,000 of undistributed earnings of foreign subsidiaries as of December 31, 1997, since management believes these amounts to be permanently invested.

K.       INTEREST AND OTHER INCOME - NET

         Interest and other income - net for the years ended December 31, 1995, 1996 and 1997 consists of the following:

                                                                 1995            1996          1997
                                                                 ----            ----          ----
                                                                           (in thousands)
Interest and dividend income ..........................       $ 2,459        $  1,408        $1,131
Security gains (losses) - net (see Note B) ............          (413)            341         2,713
Gain on involuntary conversion (see Note D) ...........         1,700              --            --
Gain on sale of potash operations (see Note A) ........            --          22,579            --
Equity on earnings (losses) of Laser - net (see Note B)          (478)          2,280         1,558
Other, including gains (losses) of $5,400,000 and
    ($1,600,000) in 1995 and 1996, respectively,
    relating to foreign currencies (see Note A) .......         5,860          (1,160)          148
                                                              -------        --------        ------
    Total .............................................       $ 9,128        $ 25,448        $5,550
                                                              =======        ========        ======


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

M.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         In connection with a credit agreement, Cedar has entered into five three-year interest rate swap agreements with a bank to effectively convert a portion of its floating rate debt to fixed, thereby managing its credit risk. An interest rate swap generally involves the exchange of fixed for floating rate interest payment streams on specified notional principal amounts for an agreed-upon period of time, without the exchange of the underlying principal amounts. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Cedar's credit risk involves the possible default of the counter party (the bank). No collateral requirements are imposed.

         Cedar entered into the following interest rate swap agreements which are used to manage its interest-rate risk. Cedar receives variable rate payments and pays fixed rate payments. The following is a summary of the contracts outstanding (in thousands of dollars) at December 31, 1997:

                                          Variable
      Nominal           Fixed Rate          Rate            Maturity
       Amount              Paid           Received            Date
       ------              ----           --------            ----
       $10,000            6.17%            5.78%             10/98
        10,000            6.04%            5.78%             10/98
         7,500            5.99%            5.78%             10/98
         5,000            5.27%            5.81%              2/99
        15,000            6.70%            5.81%             10/01


         The variable rate received is tied to the three-month LIBOR rate.

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

                                                        December 31, 1996                    December 31, 1997
                                                   ---------------------------           ----------------------------
                                                  Carrying          Estimated           Carrying           Estimated
                                                   Amount           Fair Value           Amount            Fair Value
                                                   ------           ----------           ------            ----------
                                                                           (in thousands)
Assets:
  Marketable securities (included within
      "other current assets") ...........          $  8,557          $   8,557           $  6,523          $   6,523
  Investments in certain securities
      (included within "other assets" and
      accounted for by the equity method)             8,290             13,454              9,848             38,824

Liabilities:
  Long-term debt ........................           284,195            285,020            282,094            288,556

Off-balance sheet financial instruments:
  Foreign currency contracts ............               659                659                503                503
  Risk management derivatives ...........                --                (44)                --               (317)

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

         Foreign Currency Contracts - The fair value of foreign currency purchase contracts is estimated by obtaining quotes from brokers. The contractual amount of these contracts totals approximately $70,000,000 and $27,000,000 as of December 31, 1996 and 1997, respectively.

         Risk Management Derivatives - The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

O.       CONTINGENT LIABILITIES AND OTHER MATTERS

         For a description of certain pending legal proceedings, see Part I -
Item 3 - "Legal Proceedings", which is an integral part of these financial statements. The Company is vigorously defending against the allegations described therein.

         Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters referred to above should not have a material adverse effect on the financial position, future operations or liquidity of the Company. However, management of the Company cannot predict with certainty the outcome of the potash and Louisiana matters described in Part I - Item 3 - "Legal Proceedings".

         The production of fertilizers and chemicals involves the use, handling and processing of materials that may be considered hazardous within the meaning of applicable environmental or health and safety laws. Accordingly, the Company's operations are subject to extensive Federal, state and local regulatory requirements in the United States and regulatory requirements in Israel relating to environmental matters. Operating permits are required for the operation of the Company's facilities, and these permits are subject to revocation, modification and renewal. Government authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. The Company has entered into consent decrees and administrative orders with certain governmental authorities which are expected to result in unspecified corrective actions - see Part I - Item 1 - "Business" - "Environmental Matters". There can be no assurance that the costs of such corrective actions will not be material.

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

         During the fourth quarter of 1996 and the first two quarters of 1997, the Company's operations were adversely impacted by a labor dispute at HCL (the "Haifa Labor Dispute") - see Part I - Item 1 - "Business" - "Employees".

         Most employees at HCL's manufacturing facility (the "Haifa Facility") are members of the "Histradrut," the Israeli national labor federation, and are represented by collective bargaining units. Terms of employment of most employees at the Haifa Facility are currently governed predominantly by a Specific Collective Agreement ("SCA") negotiated by the Company with the Histadrut, the respective unions representing the employees and representatives of the employees.

         In 1994, an agreement was signed with the unions and the representatives of the technicians and engineers at the Haifa Facility for the three year period ended December 31, 1996. In 1995, an SCA was signed with the unions and representatives of the other employees for the two year period ended December 31, 1996. In September 1996, the Company announced the cancellation of such agreements effective upon their expiration dates and its intention to negotiate a new SCA with basic changes aimed at reducing labor costs and enhancing operating flexibility for the period following December 31, 1996.

         As a result of the announced cancellation of the labor agreements, the Company suffered several work stoppages and other job actions which adversely affected productivity at the Haifa Facility during October and November 1996, including a period of temporary plant shut-down. On December 3, 1996 the plant was shut down until March 10, 1997 when a new SCA providing for certain wage freezes and reductions in benefits was signed for the three year period ending December 31, 1999. Subsequent to March 10, 1997, the Haifa Facility re-opened and gradually began production. By the end of May 1997 and subsequent thereto, the Haifa Facility was generally operating at approximately full capacity; however, there have been several periods of operations at less than full capacity due to the need for increased maintenance for certain equipment resulting from the lengthy period of shut-down.

         The Company's financial results subsequent to the commencement of the Haifa Labor Dispute have been adversely affected (particularly in the fourth quarter of 1996 and the first quarter of 1997) as a result of several factors, including: (i) the increased cost of production resulting from reduced manufacturing during the periods which affected the fixed charge component of cost of sales; (ii) the cost of raw materials destroyed in the production process during work stoppages and job actions; (iii) lower gross margins due to inventory shortages which required purchases from third parties at substantially increased costs compared to the Company's costs; and (iv) increased general and administrative expenses arising from higher security and other costs. These adverse impacts were partially offset by lower labor costs during the Haifa Labor Dispute.

         Management believes that the new SCA will result in substantial cost savings for the Company compared to the costs it would otherwise have incurred during the next few years had the Company merely renewed the terms of the prior SCAs and continued the pattern of increased costs included in recent SCAs. Further, management believes that the aggregate amount of such cost savings over the next few years will substantially exceed the incremental costs experienced during the period of the Haifa Labor Dispute. Such savings commenced during the second quarter of 1997.

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

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT        SCHEDULE I

                              TRANS-RESOURCES, INC.

                                 BALANCE SHEETS

                                                                           December 31,
                                                                    --------------------------
                                                                       1996            1997
                                                                    ---------        ---------
                                 ASSETS                                   (in thousands)
CURRENT ASSETS:
  Cash and cash equivalents .................................       $  20,261        $  12,924
  Receivables and other assets ..............................           8,925            8,854
  Prepaid expenses ..........................................             466            2,741
                                                                    ---------        ---------
      Total Current Assets ..................................          29,652           24,519

INVESTMENTS IN SUBSIDIARIES .................................          91,363           93,363

DUE FROM SUBSIDIARIES - net .................................           5,699            4,894

OTHER ASSETS ................................................          26,650           28,393
                                                                    ---------        ---------
      Total .................................................       $ 153,364        $ 151,169
                                                                    =========        =========


                        LIABILITIES AND STOCKHOLDER'S EQUITY

   CURRENT LIABILITIES -
     Accrued expenses and other current liabilities .........       $   9,899        $   7,203
                                                                    ---------        ---------
   LONG-TERM DEBT - net:
     Senior indebtedness, notes payable and other obligations            --              3,000
     Senior subordinated debt - net .........................         114,175          114,288
                                                                    ---------        ---------
         Long-Term Debt - net (Note) ........................         114,175          117,288
                                                                    ---------        ---------
   OTHER LIABILITIES ........................................           3,036            3,071
                                                                    ---------        ---------
   STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding .................           7,960            7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding .............................            --               --
     Additional paid-in capital .............................           8,682            8,682
     Retained earnings ......................................           9,345            6,203
     Cumulative translation adjustment ......................            (367)             (67)
     Unrealized gain on marketable securities ...............             634              829
                                                                    ---------        ---------
         Total Stockholder's Equity .........................          26,254           23,607
                                                                    ---------        ---------
              Total .........................................       $ 153,364        $ 151,169
                                                                    =========        =========

---------------------
Note - The aggregate maturities of long-term debt during the next five years, after giving effect to the Refinancing of the 11 7/8% Notes referred to in Note G of Notes to Consolidated Financial Statements is approximately as follows: 1998-$0; 1999-$0; 2000-$1,000,000;
         2001-$1,000,000 and 2002 - $1,000,000.

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT      SCHEDULE I
                                                                     (continued)

                              TRANS-RESOURCES, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1995, 1996 and 1997



                                                   1995            1996            1997
                                                   ----            ----            ----
                                                            (in thousands)
REVENUES - EQUITY IN NET
  EARNING OF SUBSIDIARIES:
  Dividends received from subsidiaries .       $  8,609        $ 76,556        $ 13,400
  Undistributed (dividends in excess of)
     earnings of subsidiaries ..........          7,021         (55,685)          1,693
                                               --------        --------        --------
  Total ................................         15,630          20,871          15,093

COSTS AND EXPENSES .....................         (4,148)         (4,559)         (6,142)

INTEREST EXPENSE .......................        (22,250)        (15,568)        (14,324)

INTEREST AND OTHER INCOME - Net ........          1,868           2,024           3,666
                                               --------        --------        --------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM ...................         (8,900)          2,768          (1,707)

INCOME TAX BENEFIT .....................          2,042           8,425           3,151
                                               --------        --------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          (6,858)         11,193           1,444

EXTRAORDINARY ITEM - Loss on repurchase
  of debt (no income tax benefit) ......           (103)           (553)             --
                                               --------        --------        --------
NET INCOME (LOSS) ......................       $ (6,961)       $ 10,640        $  1,444
                                               ========        ========        ========

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT       SCHEDULE I
                                                                     (concluded)
                              TRANS-RESOURCES, INC.

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1995, 1996 and 1997

                                                                1995            1996            1997
                                                                ----            ----            ----
                                                                          (in thousands)
OPERATING ACTIVITIES AND WORKING
  CAPITAL MANAGEMENT:
  Operations:
    Net income (loss) ..............................       $  (6,961)       $ 10,640        $  1,444
    Items not requiring (providing) cash:
      Unremitted earnings of subsidiaries ..........          (7,021)         55,685          (1,693)
      Depreciation and amortization ................           1,147             478           1,363
      Increase in other liabilities ................              31              33              35
      Deferred taxes and other - net ...............          (1,064)         (4,314)         (1,148)
                                                           ---------        --------        --------
    Total ..........................................         (13,868)         62,522               1
  Working capital management:
      Receivables and other current assets .........           6,115            (546)           (312)
      Prepaid expenses .............................            (251)           (175)         (2,275)
      Accrued expenses and other current liabilities          (4,118)         (1,066)         (2,696)
                                                           ---------        --------        --------
  Cash provided by (used in) operations and
         working capital management ................         (12,122)         60,735          (5,282)
                                                           ---------        --------        --------
INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment .......              (3)            (21)            (29)
  Sales of marketable securities and short-term
    investments, including in 1995 liquidation
    of CD's securing a bank loan ...................         132,436           1,987           8,035
  Purchases of marketable securities and short-
    term investments ...............................          (4,371)         (9,354)         (7,652)
  Other - net ......................................           7,207           6,213            (823)
                                                           ---------        --------        --------
  Cash provided by (used in) investment activities .         135,269          (1,175)           (469)
                                                           ---------        --------        --------
FINANCING ACTIVITIES:
  Increase in long-term debt .......................            --              --             3,000
  Repurchases, payments and current maturities of
     long-term debt ................................        (113,250)        (51,000)           --
  Dividends to stockholders ........................          (1,707)         (6,059)         (4,586)
                                                           ---------        --------        --------
  Cash provided by (used in) financing activities ..        (114,957)        (57,059)         (1,586)
                                                           ---------        --------        --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................           8,190           2,501          (7,337)

CASH AND CASH EQUIVALENTS:
  Beginning of year ................................           9,570          17,760          20,261
                                                           ---------        --------        --------
  End of year ......................................       $  17,760        $ 20,261        $ 12,924
                                                           =========        ========        ========

Interest paid ......................................       $  23,289        $ 16,446        $ 13,666
                                                           =========        ========        ========
Income taxes paid ..................................       $   3,255        $  2,268        $  3,339
                                                           =========        ========        ========

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

   4.1                    Indenture, dated as of March 30, 1993 between the Company and Regions Bank
                          (formerly First Alabama Bank), as Trustee ("Regions Bank"), relating to the
                          11 7/8% Senior Subordinated Notes due 2002 (the "11 7/8% Notes"), filed as
                          Exhibit 4.1 to the Registration Statement of the Company on Form S-1, filed on April 16, 1993, as amended, Registration No. 33-61158, which is
                          incorporated herein by reference.                                               *

   4.2                    Form of 11 7/8% Senior Subordinated Notes due 2002, Series A and Series B
                          (contained in Exhibit 4.1 as Exhibit A and B thereto, respectively)             *

   4.3                    First Supplemental Indenture, dated as of February 27, 1998, between the
                          Company and Regions Bank, relating to the 11 7/8% Notes.                       E-5

   4.4                    Indenture, dated as of March 16, 1998, between the Company and State Street
                          Bank and Trust Company ("State Street"), as Trustee, relating to the 10 3/4%
                          Senior Notes due 2008 (the "10 3/4% Notes").                                   E-6

   Exhibit             Description                                                                    Page No.
   -------             -----------                                                                    --------


   4.5                 Form of 10 3/4% Senior Notes due 2008, Series A and Series B (contained in
                       Exhibit 4.4 as Exhibit A and B thereto, respectively).

   4.6                 Indenture, dated as of March 16, 1998, between the Company and State Street, as Trustee, relating to the 12% Senior Discount Notes due 2008 (the "12%
                       Notes").                                                                             E-7

   4.7                 Form of 12% Senior Discount Notes due 2008, Series A and Series B (contained in Exhibit 4.6 as Exhibit A and B thereto, respectively).

   4.8                 Exchange and Registration Rights Agreement, dated March 16, 1998, among the
                       Company, Chase Securities Inc. ("CSI") and Donaldson Lufkin & Jenrette
                       Securities Corporation ("DLJ"), relating to the 10 3/4% Notes.                       E-8

   4.9                 Exchange and Registration Rights Agreement, dated March 16, 1998, among the
                       Company, CSI and DLJ, relating to the 12% Notes.                                     E-9

   4.10                Credit Agreement, dated as of November 3, 1995 and Amended and Restated as of
                       July 31, 1997 (the "Cedar Credit Agreement"), among Cedar Chemical
                       Corporation, the Lenders listed on the signature pages thereof and the Chase
                       Manhattan Bank, as Administrative Agent (exhibits and schedules omitted), filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the
                       quarterly period ended June 30, 1997, which is incorporated herein by
                       reference.                                                                            *

   4.11                Amendment No. 1, dated as of February 26, 1998, to the Cedar Credit
                       Agreement.                                                                          E-10

                       Certain instruments which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of December 31, 1997. For a description of such indebtedness see Note G of Notes to Consolidated
                       Financial Statements. The Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon its request.

   10.1                Potash Sales Agreement between Haifa Chemicals Ltd. and Dead Sea Works
                       Limited, dated as of January 1, 1990 concerning the supply of potash.               E-11

   10.2                Agreement of Use of Ammonia Pipeline between Haifa Chemicals Ltd. and Oil
                       Refineries Ltd., dated August 7, 1977, as amended, concerning the use of an ammonia pipeline, filed as Exhibit 10.8 to the Registration Statement of the
                       Company on Form S-1, filed on January 30, 1987, as amended, Registration No.
                       33-11634 (the "1987 Form S-1") which is incorporated herein by reference.             *

   10.3                Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated December
                       20, 1968, concerning real property, filed as Exhibit 10.9 to the 1987 Form
                       S-1, which is incorporated herein by reference.                                       *

   Exhibit             Description                                                                      Page No.
   -------             -----------                                                                      --------


   10.4                Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated March 31,
                       1974, concerning real property, filed as Exhibit 10.10 to the 1987 Form S-1,
                       which is incorporated herein by reference.                                              *

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

   10.7                Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated September
                       25, 1986, concerning real property, filed as Exhibit 10.13 to the 1987 Form
                       S-1, which is incorporated herein by reference.                                         *

   10.8                Agreement between the Company and Thomas G. Hardy, dated March 22, 1994, concerning incentive bonus compensation, including, as Exhibit A thereto, the related Trust Agreement, filed as Exhibit 10.10 to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1993, which is
                       incorporated herein by reference. (1)                                                   *

   10.9                Employment Agreement between the Company and Thomas G. Hardy, dated as of
                       June 1, 1993, filed as Exhibit 10.11 to the 1994 Form 10-K, which is
                       incorporated herein by reference. (1)                                                   *

   10.10               Salary Continuation Agreement between the Company and Lester W. Youner, dated as of August 24, 1994, filed as Exhibit 10.12 to the 1994 Form 10-K,
                       which is incorporated herein by reference. (1)                                          *

   10.11               Tax Sharing Agreement, dated as of December 30, 1991, among TPR Investment
                       Associates, Inc., the Company, EDP, Inc., Nine West Corporation, TR Media
                       Corporation and Cedar Chemical Corporation, filed as Exhibit 10.23 to the
                       1991 Form 10-K, which is incorporated herein by reference.                              *

   10.12               Split Dollar Insurance Agreement, entered into as of August 26, 1988, between the Company and Arie Genger, filed as Exhibit 10.27 to the Registration
                       Statement of the Company on Form S-1, filed on October 20, 1992, as amended,
                       Registration No. 33-53486, which is incorporated herein by reference. (1)               *

   10.13               Split Dollar Agreement and Collateral Assignment, made as of December 31,
                       1996, between the Company and the trustees of the Arie Genger 1995 Life
                       Insurance Trust. (1)                                                                  E-12

   Exhibit             Description                                                                      Page No.
   -------             -----------                                                                      --------


   10.14               Lease contract between Haifa Chemicals South, Ltd. and Israel Land
                       Administration Authority, dated as of March 6, 1995, concerning real property.        E-13

   10.15               Potash Sales Agreement between Haifa Chemicals South, Ltd. and Dead Sea
                       Works Limited, dated April 24, 1995, concerning the supply of potash.                 E-14

   21                  Subsidiaries of the Company.                                                          E-15

   24                  Power of Attorney authorizing Lester W. Youner to sign this report and any amendments hereto on behalf of the principal executive officer and the
                       directors.                                                                            E-16

   27                  Financial Data Schedule.                                                              E-17


-------------------

   *    Incorporated by reference

   (1)  Management contract or compensatory plan or arrangement