Form 10-Q
period 1998-03-31
TRANS RESOURCES INC
filed 1998-05-15
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


          [Mark One]

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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

                                  YES /X/   NO / /

At May 15, 1998, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                                 March 31, 1998


PART I

                                                                             Page
                                                                            Number
                                                                            ------
Item 1. - Financial Statements (Unaudited):

          Consolidated Statements of Operations .........................     3

          Consolidated Balance Sheets ...................................     4

          Consolidated Statement of Stockholder's Equity ................     5

          Consolidated Statements of Cash Flows .........................     6

          Notes to Unaudited Consolidated Financial Statements ..........     7
Item 2. - Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................     9
PART II

Item 1. - Legal Proceedings .............................................    18

Item 6. - Exhibits and Reports on Form 8-K ..............................    19

Signatures ..............................................................    20

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Month Period
                                                                  Ended March 31,
                                                              1998             1997
                                                            ---------         --------
                                                                       (000's)
REVENUES ...........................................        $ 104,962         $ 83,532

COSTS AND EXPENSES:
    Cost of goods sold .............................           84,976           68,132
    General and administrative .....................           11,750            9,466
                                                            ---------         --------

OPERATING INCOME ...................................            8,236            5,934
    Interest expense ...............................           (8,220)          (7,204)
    Interest and other income - net ................           23,820              926
                                                            ---------         --------

INCOME (LOSS) BEFORE INCOME TAXES,
    EXTRAORDINARY ITEM AND
    CHANGE IN ACCOUNTING PRINCIPLE .................           23,836             (344)
                                                            ---------         --------

INCOME TAX PROVISION (BENEFIT):
    Current ........................................              524              396
    Deferred .......................................              112              (15)
                                                            ---------         --------
                                                                  636              381
                                                            ---------         --------

INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM AND CHANGE IN ACCOUNTING PRINCIPLE ........           23,200             (725)

EXTRAORDINARY ITEM - Loss on repurchase of
    debt (no income tax benefit) ...................          (10,940)              --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    net of income tax benefit of $80,000 ...........           (1,253)              --
                                                            ---------         --------

NET INCOME (LOSS) ..................................        $  11,007         $   (725)
                                                            =========         ========


            See notes to unaudited consolidated financial statements.

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       1998              1997
                                                                    ---------         ---------
                                                                    (Unaudited)
                                                                               (000's)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................        $  25,192         $  19,757
    Accounts receivable ....................................           94,839            82,551
    Inventories:
      Finished goods .......................................           47,403            46,764
      Raw materials ........................................           18,473            13,362
    Other current assets ...................................           74,808            33,578
    Prepaid expenses .......................................           17,404            16,122
                                                                    ---------         ---------
      Total Current Assets .................................          278,119           212,134

PROPERTY, PLANT AND EQUIPMENT - NET ........................          210,422           207,487

OTHER ASSETS ...............................................           53,711            42,395
                                                                    ---------         ---------

      Total ................................................        $ 542,252         $ 462,016
                                                                    =========         =========


                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ...................        $  16,185         $  13,080
    Short-term debt ........................................           44,073            36,580
    Accounts payable .......................................           68,544            58,662
    Accrued expenses and other current liabilities .........           23,278            30,215
                                                                    ---------         ---------
      Total Current Liabilities ............................          152,080           138,537
                                                                    ---------         ---------

LONG-TERM DEBT - NET:
    Senior indebtedness, notes payable and other obligations          331,342           154,726
    Senior subordinated indebtedness - net .................            4,882           114,288
                                                                    ---------         ---------
      Long-Term Debt - net .................................          336,224           269,014
                                                                    ---------         ---------

OTHER LIABILITIES ..........................................           31,245            30,858
                                                                    ---------         ---------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
      authorized, issued and outstanding ...................            7,960             7,960
    Common stock, $.01 par value, 3,000 shares authorized,
      issued and outstanding ...............................               --                --
    Additional paid-in capital .............................            8,682             8,682
    Retained earnings ......................................            5,554             6,203
    Cumulative translation adjustment ......................              (62)              (67)
    Unrealized gains (losses) on marketable securities .....              569               829
                                                                    ---------         ---------
      Total Stockholder's Equity ...........................           22,703            23,607
                                                                    ---------         ---------
      Total ................................................        $ 542,252         $ 462,016
                                                                    =========         =========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                     Three Month Period Ended March 31, 1998
                                   (Unaudited)

                                                 Additional                Cumulative     Unrealized
                            Preferred   Common     Paid-In    Retained    Translation    Gains (Losses)             Comprehensive
                              Stock     Stock     Capital     Earnings     Adjustment    on Securities     Total        Income
                              -----     ------     ------     --------     ----------    -------------     -----        ------
                                                                     (000's)
BALANCE,
     January 1, 1998 ...     $7,960     $          $8,682     $  6,203      $    (67)         $ 829      $ 23,607

Net income .............                                        11,007                                     11,007      $ 11,007

Dividends paid:
  Common stock,
    including non-cash
    dividend of $750,000                                       (11,443)                                   (11,443)

  Preferred stock ......                                          (213)                                      (213)

Net change during
     period ............                                                           5           (260)         (255)         (255)
                             ------     ------     ------     --------      --------          -----      --------      --------
BALANCE,
     March 31, 1998 ....     $7,960     $          $8,682     $  5,554      $    (62)         $ 569      $ 22,703      $ 10,752
                             ======     ======     ======     ========      ========          =====      ========      ========


            See notes to unaudited consolidated financial statements.

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                 Three Month Period
                                                                                   Ended March 31,
                                                                              -------------------------
                                                                                1998            1997
                                                                              ---------        --------
                                                                                       (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
 Operations:
    Net income (loss) .................................................       $  11,007        $   (725)
    Items not requiring (providing) cash:
      Depreciation and amortization ...................................           5,903           4,859
      Gain on Laser/ESC share exchange ................................         (22,946)             --
      Extraordinary item - loss on repurchase of debt .................          10,940              --
      Cumulative effect of change in accounting
         principle ....................................................           1,253              --
      Deferred taxes and other - net ..................................             366            (210)
                                                                              ---------        --------
         Total ........................................................           6,523           3,924
    Working capital management:
      Accounts receivable and other current assets ....................         (22,535)        (17,868)
      Inventories .....................................................          (5,750)          9,532
      Prepaid expenses ................................................          (1,282)         (5,893)
      Accounts payable ................................................           9,882          12,490
      Accrued expenses and other current liabilities ..................          (7,312)         (5,667)
                                                                              ---------        --------
         Cash provided (used) by operations and working
            capital management ........................................         (20,474)         (3,482)
                                                                              ---------        --------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment ........................          (8,229)         (3,857)
    Purchases of marketable securities and other short-term investments          (4,285)         (4,898)
    Sales of marketable securities and other short-term investments ...           5,346           3,456
    Other - net .......................................................         (18,804)         (1,264)
                                                                              ---------        --------
         Cash provided (used) by investment activities ................         (25,972)         (6,563)
                                                                              ---------        --------

FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt ............................           7,493          (1,775)
    Increase in long-term debt ........................................         190,697           6,500
    Repurchases, payments and current maturities of long-term debt ....        (135,403)         (3,697)
    Dividends to stockholder ..........................................         (10,906)         (2,395)
                                                                              ---------        --------
         Cash provided (used) by financing activities .................          51,881          (1,367)
                                                                              ---------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................           5,435         (11,412)

CASH AND CASH EQUIVALENTS:
    Beginning of period ...............................................          19,757          29,112
                                                                              ---------        --------
    End of period .....................................................       $  25,192        $ 17,700
                                                                              =========        ========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation and Other Matters

      The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's two wholly-owned subsidiaries, NMPC, Inc. (name changed from New Mexico Potash Corporation upon completion of the sale of its potash operations in August, 1996; "NMPC"), and Vicksburg Chemical Company ("Vicksburg"); EDP, Inc. (name changed from Eddy Potash, Inc. upon completion of the sale of its potash operations in August, 1996); Na-Churs Plant Food Company; and Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

      Substantially all of the companies' revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals and distributes its products internationally.

      See Item 2 below - "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") for certain information regarding
(i) a labor dispute at HCL (the "HCL Labor Dispute") and (ii) the Company's investment in Laser Industries Limited. Also see "MD&A - Refinancing" for information regarding the Company's March 1998 refinancing of its 11 7/8% Senior Subordinated Notes and Item 1 of Part II for information regarding certain legal proceedings.

      Effective January 1, 1998, the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with AICPA Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires that such costs be currently charged to operations. SOP 98-5 encourages companies that previously deferred such costs to write-off the unamortized amounts thereof. As of January 1, 1998, the Company has reported the cumulative effect of the change in the method of accounting for start-up costs in the Consolidated Statement of Operations for the three month period ended March 31,

1998. The effect of adopting SOP 98-5 in 1998 was the write-off of unamortized start-up costs of $1,333,000 and a reduction in net income for the cumulative effect of the change in accounting principle of $1,253,000 (net of income taxes).

      In the opinion of management, the unaudited consolidated financial statements for the three month periods ended March 31, 1998 and 1997, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                                     Percentage
                                                                    of Revenues
                                                                ---------------------
                                                                     Three Month
                                                                    Period Ended
                                                                       March 31,
                                                                ---------------------
                                                                 1998           1997
                                                                ------         ------
Revenues:
    Specialty Plant Nutrients ...........................         59.4%          55.3%
    Industrial Chemicals ................................         25.1           29.7
    Organic Chemicals ...................................         15.5           15.0
                                                                 -----          -----
    Total Revenues ......................................        100.0%         100.0%

Costs and expenses:
    Cost of goods sold ..................................         81.0           81.6
    General and administrative ..........................         11.2           11.3
                                                                 -----          -----

Operating income ........................................          7.8            7.1

    Interest expense ....................................         (7.8)          (8.6)
    Interest and other income - net .....................         22.7            1.1
                                                                 -----          -----

Income (loss) before income taxes, extraordinary
    item and change in accounting principle .............         22.7            (.4)

Income tax provision ....................................           .6             .5
                                                                 -----          -----

Income (loss) before extraordinary item and
    change in accounting principle ......................         22.1            (.9)

Extraordinary item ......................................        (10.4)            --

Cumulative effect of change in accounting principle - net         (1.2)            --
                                                                 -----          -----

Net income (loss) .......................................         10.5%           (.9)%
                                                                 =====          =====


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements herein (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein (and in the Form 10-K) are forward-looking statements, including, but are not limited to, statements concerning future revenues (e.g., impact of the HCL Labor Dispute and inflation in Israel); expenses (e.g., labor savings resulting from HCL's new Specific Collective Agreement ("SCA"), future environmental costs and capital expenditures); access to lending sources and Israeli Government entitlements; and outcomes of legal proceedings. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors ("Cautionary Factors") include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings (including the terms of any settlements thereof) to which the Company is a party (see Item 3 - "Legal Proceedings" in the Form 10-K and Item 1 - "Legal Proceedings" of Part II of this Form 10-Q); and other factors referenced in this Form 10-Q (or in the Company's Form 10-K).

      Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

HCL LABOR DISPUTE

      During the fourth quarter of 1996 and during 1997, primarily in the first half of such year, the Company's operations were adversely impacted by the HCL Labor Dispute.

      Most HCL employees are members of the "Histadrut," the Israeli national labor federation, and are represented by collective bargaining units. Terms of employment of most HCL employees are currently governed predominantly by an SCA negotiated by HCL with the Histadrut, the respective unions representing the employees and representatives of the employees.

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

      As a result of the announced cancellation of the labor agreements, HCL suffered several work stoppages and other job actions which adversely affected productivity during October and November 1996, including a period of temporary plant shut-down. On December 3, 1996 the plant was shut-down until March 10, 1997 when a new SCA providing for certain wage freezes and reductions in benefits was signed for the three year period ending December 31, 1999. Subsequent to March 10, 1997, the HCL plant re-opened and gradually began production. By the end of May 1997 and subsequent thereto, the HCL plant was generally operating at approximately full capacity; however, due to the need for increased maintenance for certain equipment resulting from the lengthy period of shut-down, there have been several periods of operations at less than full capacity and production efficiencies were also adversely impacted.

      Management believes that the new SCA will result in cost savings for the Company compared to the costs it would otherwise have incurred during the next few years had HCL merely renewed the terms of the prior SCAs and continued the pattern of increased costs included in recent SCAs. Further, management believes that the aggregate amount of such cost savings over the years subsequent to the settlement of the HCL Labor Dispute will substantially exceed the incremental costs experienced during the HCL Labor Dispute.

      Following the settlement of the HCL Labor Dispute, HCL achieved the following objectives: (i) a reduction in absenteeism; (ii) greater ability to freely transfer employees between departments and production units; (iii) increased flexibility regarding the ability to promote employees and incentivize them based on performance measures and evaluations developed and implemented by management; (iv) greater ability to dismiss employees on the basis of poor performance; (v) on-going and more effective communication between management and employees; and (vi) increased freedom to use sub-contractors. In addition, following the settlement of the HCL Labor Dispute, HCL restructured its workforce with the result being an approximate 18% reduction in the number of its employees, and a reduction in the average cost per employee. Under the new labor agreement, such reductions in headcount and in average cost per employee resulted in estimated annual cost savings of $9,000,000 compared to the estimated costs the Company would otherwise have incurred. See "Special Note Regarding Forward Looking Statements" above.

INVESTMENT IN LASER INDUSTRIES LIMITED

      On November 9, 1997, Laser Industries Limited ("Laser"), a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. The Company's ability to sell the ESC shares it received pursuant to the combination is governed by securities law volume restrictions. As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9,100,000, which amount is included in the caption "Other assets" in the accompanying December 31, 1997 Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22,900,000 during the first quarter of 1998, which gain is included in the caption "Interest and other income-net" in the accompanying Consolidated Statement of Operations for the three month period ended March 31, 1998. In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase additional Laser shares. The Laser Warrant, which had a carrying value of $750,000, was distributed as a dividend in February 1998.

RESULTS OF OPERATIONS

      Three month period ended March 31, 1998 compared with the three month period ended March 31, 1997:

      Revenues increased by 25.7% to $104,962,000 in 1998 from $83,532,000 in
1997, an increase of $21,430,000. The increase resulted from increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $17,600,000 principally as a result of the HCL strike in the 1997 period and an increase in sales of Organic Chemicals of approximately $3,800,000. See "HCL Labor Dispute" above for information regarding a labor dispute at HCL in 1997.

      Cost of goods sold as a percentage of revenues decreased to 81.0% in 1998 compared with 81.6% in 1997. Gross profit was $19,986,000 in 1998, or 19.0% of revenues, compared with $15,400,000 or 18.4% of revenues in 1997, an increase of $4,586,000. The primary factors resulting in the increased gross profit in 1998 were (i) increased quantities sold as compared to the 1997 period resulting from the adverse effect of the HCL Labor Dispute (net of HCL's claim for reimbursement from an Israeli industrial association for partial contribution towards the costs suffered during the period of the labor disruption) and (ii) lower raw material and energy costs and certain selling price increases. These increases were partially offset by less favorable currency exchange rates in the 1998 period and by certain increased costs relating to production interruptions and inefficiencies at HCL in the 1998 period resulting from (i) certain unscheduled maintenance to equipment required due to the lengthy period of shut-down during the HCL Labor Dispute and (ii) the impact of power interruptions associated with the installation of a new electrical co-generation facility at HCL's plant. General and administrative expense did not materially differ as a percentage of revenues during the periods ($11,750,000 in 1998, or 11.2% of revenues, compared with $9,466,000 in 1997, or 11.3% of revenues).

      As a result of the matters described above, the Company's operating income increased by $2,302,000 to $8,236,000 in 1998 as compared with $5,934,000 in
1997.

      Interest expense increased by $1,016,000 to $8,220,000 in 1998 compared with $7,204,000 in 1997 primarily as a result of (i) the issuance by the Company of the 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of most of its 11 7/8% Senior Subordinated Notes on March 16, 1998 (see "Refinancing" below) and (ii) certain increased borrowings relating to working capital purposes, including the Company's February 1998 purchase of approximately 42% of the equity of Lego Irrigation, Ltd. ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems. Interest and other income - net increased in 1998 by $22,894,000, principally as the result of the gain related to the Laser/ESC combination described above (see "Investment in Laser Industries Limited").

      As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle increased by $24,180,000 in 1998. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

      In the 1998 period the Company acquired $110,090,000 principal amount of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $10,940,000 (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1997 period.

      In the 1998 period the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with SOP 98-5. This change in accounting method resulted in a net charge of $1,253,000.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's consolidated working capital at March 31, 1998 and December 31, 1997 was $126,039,000 and $73,597,000, respectively.

      Operations for the three month periods ended March 31, 1998 and 1997, after adding back non-cash items, provided cash of approximately $6,500,000 and $3,900,000, respectively. During such periods other changes in working capital used cash of approximately $27,000,000 and $7,400,000, respectively, resulting in cash being used by operating activities and working capital management of approximately $20,500,000 and $3,500,000, respectively.

      Investment activities during the three month periods ended March 31, 1998 and 1997 used cash of approximately $26,000,000 and $6,600,000, respectively. These amounts include: (i) additions to property in 1998 and 1997 of approximately $8,200,000 and $3,900,000, respectively; (ii) purchases of marketable securities and other short-term investments of approximately $4,300,000 and $4,900,000, respectively; (iii) sales of marketable securities and other short-term investments of approximately $5,300,000 and $3,500,000, respectively; and (iv) other items using cash of $18,800,000 (including the purchase of the Company's interest in Lego) and $1,300,000, respectively. The property additions in the 1998 period relate primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in the United States and Israel and the construction of a plant in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

      Financing activities during the three month periods ended March 31, 1998 and 1997 provided (used) cash of approximately $51,900,000 and ($1,400,000), respectively. The 1998 amount relates primarily to the Refinancing described below.

      As of March 31, 1998, the Company had outstanding long-term debt (excluding current maturities) of $336,224,000. The Company's primary sources of liquidity are cash flows generated from operations and its unused credit lines.

REFINANCING

      On March 11, 1998, the Company commenced the sale in a private placement of $100,000,000 principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135,000,000 principal amount at maturity of 12% Senior Discount Notes due 2008 to provide gross proceeds to the Company of approximately $75,400,000 (the "Senior Discount Notes"). The sale of the Senior Notes and the Senior Discount Notes closed on March 16, 1998. A substantial portion (approximately $118,000,000) of the net proceeds from the sale was used to purchase (pursuant to a tender offer and consent solicitation) approximately $110,000,000 principal amount of the Company's 11 7/8% Senior Subordinated Notes (the "Refinancing"), and, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Senior Subordinated Notes, resulted in an extraordinary charge for the early extinguishment of debt of approximately $10,900,000 which is classified as an extraordinary item in the accompanying Consolidated Statement of Operations.

      The Senior Notes and the Senior Discount Notes are unsecured obligations of the Company and are pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right to payment of all subordinated indebtedness of the Company. Interest on the Senior Notes is payable semi-annually. Interest on the Senior Discount Notes accretes and compounds semi-annually but is not payable until 2003, after which interest will be payable semi-annually.

      The Company intends to use the balance of the proceeds from the sale of the Senior Notes and Senior Discount Notes for working capital and general corporate purposes, including the repayment of debt and possible future acquisitions and capital expenditures. During March 1998 the Company repaid $13,900,000 of borrowings under a

Loan Agreement with a bank and reduced the amounts outstanding under certain short-term loans. See Note G of Notes to Consolidated Financial Statements included in the Company's Form 10-K.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

      Upon consummation of the Refinancing, interest payments on the Senior Notes and interest and principal repayments under other indebtedness will represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements included in the Company's Form 10-K. During the year ended 1997, the Company spent approximately $10,800,000 relating to the Company's initial capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP. In addition, the Company plans to complete its plan to increase capacity for potassium nitrate and food grade phosphates and the construction of the MAP and MKP plant by spending an aggregate of approximately $63,000,000 during 1998 and 1999. During the three month period ended March 31, 1998 the Company incurred capital expenditures of approximately $8,200,000, including approximately $5,400,000 relating to these projects. Ongoing maintenance capital expenditures are expected to be approximately $13,000,000 per year.

      The Company's primary sources of liquidity are cash flows from operations and borrowings under the credit facilities of the Company and its subsidiaries. As of March 31, 1998, the Company and its subsidiaries had approximately $73,000,000 of borrowing availability, consisting of $40,000,000 of borrowing availability of the Company and $33,000,000 of total availability at the Company's subsidiaries. HCL intends to enter into a new $85,000,000 credit facility which will be used primarily to finance its planned capacity expansion at its Mishor Rotem facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities and dividends and other distributions available from the Company's subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company completes any material acquisitions. In addition, as described below, the Company has commenced settlement negotiations in connection with the Bogalusa litigation. See Item 1 of Part II - "Legal Proceedings" below. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward Looking Statements" above.

FOREIGN CURRENCIES

      The Company has no significant foreign currency denominated revenues except at HCL. Approximately $135,000,000 of HCL's total sales for the year ended December 31, 1998 are estimated to be made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the three month periods ended March 31, 1998 and 1997, would have decreased by approximately $1,200,000 and $3,500,000, respectively.

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

INFLATION

      Inasmuch as only approximately $59,000,000 of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1997 and 1996 the inflation rate of the NIS as compared to the U.S. Dollar was greater (less) than the devaluation rate in Israel by (1.8%) and 6.9%, respectively.

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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The Company is evaluating the effect, if any, of SFAS 131 on its reporting disclosures. This statement is effective for fiscal years beginning after December 15, 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      As previously disclosed in the Form 10-K, on October 24, 1995, several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an October 23, 1995 explosion of a tank car at a plant of a Vicksburg customer located in Bogalusa, Louisiana. The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. Subsequently, approximately 146 suits were filed in the State Court for the 22nd Judicial District, Washington Parish, Louisiana. The cases have been consolidated in this State Court and the consolidated suit certified as a class action. The class is estimated to contain approximately 8,000 claimants. Vicksburg, Cedar and the Company are included among the defendants in the class action. In addition, two later suits, one on behalf of the City of Bogalusa, have been filed in the same court naming, among the defendants, Vicksburg, Cedar and the Company. Also, 10 separate suits naming an aggregate of more than 8,000 plaintiffs have been filed in the Circuit Court of Hinds County, Mississippi naming, among the defendants, Vicksburg, Cedar and the Company. Among other defendants included in the consolidated Louisiana class action and in the Mississippi suits are Gaylord Chemical Company and its parent corporation, Gaylord Container Corporation; Union Tank Car Company; Illinois Central Railroad; and Kansas City Southern Railroad. The plaintiffs in all of these suits seek unspecified damages arising out of the alleged exposure to toxic fumes which were allegedly released as a result of the explosion and the City of Bogalusa also seeks reimbursement of expenses allegedly resulting from the explosion. The Company has filed motions and/or exceptions in the Mississippi and Louisiana actions denying personal jurisdiction, which motions/exceptions remain pending. The Mississippi court has established a trial date for an initial group of plaintiffs to be determined for September 1998. The Louisiana court has established a plan culminating in a trial in October 1998. The suits have been tendered to the Company's liability insurance carriers for defense and indemnification. Vicksburg and Cedar have commenced an action in the 22nd Judicial District Court, Washington Parish, Louisiana against their principal insurance carriers (whose insurance policies also included the Company as an additional named insured) seeking a declaratory judgement that Cedar and Vicksburg are entitled to defense costs and indemnification with respect to these claims. The Company has commenced settlement discussions with representatives of the Louisiana and Mississippi plaintiffs. There can be no assurance that a settlement will be achieved, or, if a settlement is achieved, that the amount of such settlement would not be material.

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


                                               TRANS-RESOURCES, INC.
                                               ---------------------
                                                   (Registrant)



Date:  May 15, 1998                                 Lester W. Youner
                                              -----------------------------
                                              Vice President, Treasurer and
                                                 Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

Exhibit       Description                                              Page No.
-------       -----------                                              --------
27            Financial Data Schedule.                                    22