Form 10-Q
period 1998-09-30
TRANS RESOURCES INC
filed 1998-11-13
CIK 810020

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


          [Mark One]

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From       To

                        Commission File Number 33-11634

                             TRANS-RESOURCES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                  36-2729497
----------------------------------------    -------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

9 West 57th Street, New York, New York                     10019
----------------------------------------    -------------------------------------
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

                                  YES [X] NO [ ]

At November 13, 1998, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                            TRANS-RESOURCES, INC.

                               Form 10-Q Index

                              September 30, 1998


                                                                         Page
PART I                                                                  Number

Item 1. -   Financial Statements:

            Consolidated Statements of Operations.................         3

            Consolidated Balance Sheets...........................         4

            Consolidated Statements of Stockholder's Equity and            5
            Comprehensive Income..................................

            Consolidated Statements of Cash Flows.................         6

            Notes to Unaudited Consolidated Financial Statements..         7

Item 2. -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................         9

PART II

Item 1. -   Legal Proceedings.....................................        22

Item 6.     Exhibits and Reports on Form 8-K......................        23
-

Signatures  ......................................................        24

                        PART I.  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         Three Month Period       Nine Month Period
                                                         Ended September 30,      Ended September 30,
                                                         -------------------      -------------------
                                                          1998         1997        1998         1997
                                                          ----         ----        ----         ----
                                                                           (000's)

REVENUES ...........................................   $  88,621    $  92,653    $ 314,664    $ 286,936

COSTS AND EXPENSES:
    Cost of goods sold .............................      71,077       76,565      247,927      233,287
    General and administrative .....................      10,838       10,674       36,364       30,972
                                                       ---------    ---------    ---------    ---------

OPERATING INCOME ...................................       6,706        5,414       30,373       22,677

    Interest expense ...............................      (9,941)      (7,294)     (27,982)     (21,715)
    Interest and other income (expense) - net ......     (34,698)       1,287       (9,284)       3,823
                                                       ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES,
    EXTRAORDINARY ITEM AND
    CHANGE IN ACCOUNTING PRINCIPLE .................     (37,933)        (593)      (6,893)       4,785
                                                       ---------    ---------    ---------    ---------

INCOME TAXES (BENEFIT):
    Current ........................................         100          189        1,209          782
    Deferred .......................................        (760)         161          702        1,054
                                                       ---------    ---------    ---------    ---------
                                                            (660)         350        1,911        1,836
                                                       ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
    ITEM AND CHANGE IN ACCOUNTING
    PRINCIPLE ......................................     (37,273)        (943)      (8,804)       2,949

EXTRAORDINARY ITEM - Loss on repurchase of debt (no
    income tax benefit) ............................        (196)        --        (11,328)        --
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    net of income tax benefit of $80,000 ...........        --           --         (1,253)        --
                                                       ---------    ---------    ---------    ---------
NET INCOME (LOSS) ..................................   $ (37,469)   $    (943)   $ (21,385)   $   2,949
                                                       =========    =========    =========    =========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               September 30,  December 31,
                                                                    1998         1997
                                                                    ----         ----
                                                                 Unaudited)
                                                                         (000's)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...............................   $  13,964    $  19,757
    Accounts receivable .....................................      85,308       82,551
    Inventories:
      Finished goods ........................................      57,805       46,764
      Raw materials .........................................      17,302       13,362
    Other current assets ....................................      58,834       33,578
    Prepaid expenses ........................................      16,358       16,122
                                                                ---------    ---------
      Total Current Assets ..................................     249,571      212,134

PROPERTY, PLANT AND EQUIPMENT - NET .........................     235,518      207,487

OTHER ASSETS ................................................      51,614       42,395
                                                                ---------    ---------
      Total .................................................   $ 536,703    $ 462,016
                                                                =========    =========


                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ....................   $  16,138    $  13,080
    Short-term debt .........................................      42,016       36,580
    Accounts payable ........................................      66,829       58,662
    Accrued expenses and other current liabilities ..........      42,501       30,215
                                                                ---------    ---------
      Total Current Liabilities .............................     167,484      138,537
                                                                ---------    ---------

LONG-TERM DEBT - NET:
    Senior indebtedness, notes payable and other obligations.     370,661      154,726
    Senior subordinated indebtedness - net ..................        --        114,288
                                                                ---------    ---------
      Long-Term Debt - net ..................................     370,661      269,014
                                                                ---------    ---------

OTHER LIABILITIES ...........................................      37,853       30,858
                                                                ---------    ---------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
      authorized, issued and outstanding ....................       7,960        7,960
    Common stock, $.01 par value, 3,000 shares authorized,
      issued and outstanding ................................        --           --
    Additional paid-in capital ..............................       8,682        8,682
    Retained earnings .......................................     (27,696)       6,203
    Cumulative translation adjustment .......................        (717)         (67)
    Unrealized gains (losses) on marketable securities ......     (27,524)         829
                                                                ---------    ---------
      Total Stockholder's Equity ............................     (39,295)      23,607
                                                                ---------    ---------

      Total .................................................   $ 536,703    $ 462,016
                                                                =========    =========


            See notes to unaudited consolidated financial statements.

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

                   Nine Month Period Ended September 30, 1998
                                   (Unaudited)

                                                        Additional              Cumulative    Unrealized
                                   Preferred   Common    Paid-In   Retained     Translation  Gains (Losses)            Comprehensive
                                     Stock      Stock    Capital   Earnings     Adjustment   on Securities    Total       Income
                                     -----      -----    -------   --------     ----------   -------------    -----       ------
                                                                     (000's)
  BALANCE,
     January 1, 1998..........      $7,960      $ --      $8,682    $6,203         $(67)         $  829      $23,607
  Net loss....................                                     (21,385)                                  (21,385)     $(21,385)
  Dividends paid:
      Common stock,
      including non-cash
      dividend of $750,000...                                      (11,876)                                  (11,876)

      Preferred stock........                                         (638)                                     (638)

  Net change during
     period..................                                                      (650)        (28,353)     (29,003)      (29,003)
                                    ------      ----      ------  --------        -----        --------     --------      --------

  BALANCE,
     September 30, 1998......       $7,960      $ --      $8,682  $(27,696)       $(717)       $(27,524)    $(39,295)     $(50,388)
                                    ======      ====      ======  ========        =====        ========     ========      ========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Month Period
                                                                                    Ended September 30,
                                                                                    -------------------
                                                                                     1998         1997
                                                                                    ------       ------
                                                                                          (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
 Operations:
    Net income (loss) .........................................................   $ (21,385)   $   2,949
    Items not requiring (providing) cash:
      Depreciation and amortization of property, plant and equipment
         and other assets .....................................................      16,142       14,649
      Amortization of deferred financing costs and accretion of
         interest expense .....................................................       5,621          697
      Gain on Laser/ESC share exchange ........................................     (22,946)        --
      Extraordinary item - loss on repurchase of debt .........................      11,328         --
      Cumulative effect of change in accounting principle .....................       1,253         --
      Provision for loss on settlement of Bogalusa Litigation .................      35,760         --
      Deferred taxes and other - net ..........................................      (2,686)      (1,565)
                                                                                  ---------    ---------
         Total ................................................................      23,087       16,730
    Working capital management:
      Accounts receivable and other current assets ............................      (5,538)     (15,340)
      Inventories .............................................................     (14,655)        (305)
      Prepaid expenses ........................................................        (201)      (3,811)
      Accounts payable ........................................................       7,600       22,971
      Accrued expenses and other current liabilities ..........................     (20,674)      (7,835)
                                                                                  ---------    ---------
         Cash provided (used) by operations and working
            capital management ................................................     (10,381)      12,410
                                                                                  ---------    ---------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment ................................     (42,155)     (14,185)
    Purchases of marketable securities and other short-term investments........     (25,946)      (1,878)
    Sales of marketable securities and other short-term investments ...........       7,573        8,233
    Other - net, including approximately $10.0 million relating to the
       purchase of an equity investment in Lego in 1998 .......................     (12,761)      (6,021)
                                                                                  ---------    ---------
         Cash used by investment activities ...................................     (73,289)     (13,851)
                                                                                  ---------    ---------

FINANCING ACTIVITIES:
    Increase in short-term debt ...............................................       4,880        4,904
    Increase in long-term debt ................................................     230,074        6,500
    Repurchases, payments and current maturities of long-term debt ............    (145,313)     (10,485)
    Cash dividends to stockholder .............................................     (11,764)      (3,040)
                                                                                  ---------    ---------
         Cash provided (used) by financing activities .........................      77,877       (2,121)
                                                                                  ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS .........................................      (5,793)      (3,562)

CASH AND CASH EQUIVALENTS:
    Beginning of period .......................................................      19,757       29,112
                                                                                  ---------    ---------

    End of period .............................................................   $  13,964    $  25,550
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

      See Item 2 below - "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") for certain information regarding
(i) a labor dispute at HCL (the "HCL Labor Dispute") and (ii) the Company's investment in ESC Medical Systems Ltd. Also see "MD&A Refinancing" for information regarding the Company's March, 1998 refinancing of its 11 7/8% Senior Subordinated Notes.

       As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") and in subsequent Quarterly Reports on Form 10-Q, the Company was a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits sought unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. As previously disclosed in a Current Report on Form 8-K filed on September 10,

1998, during August, 1998 the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation.

      If the conditions to the settlement are satisfied, the Company's funding obligation would be an aggregate of $32 million, the initial $10 million of which was deposited in escrow on August 31, 1998. In addition, two settling insurance companies are to contribute an aggregate of $25 million and the Company will assign to the plaintiffs its rights under another $27 million of insurance coverage. The Company is scheduled to escrow an additional $18 million by March 31, 1999 and $4 million by January 2, 2003.

      The Company recorded a charge in the third quarter of approximately $35.8 million (included in the caption "Interest and other income (expense) net" in the accompanying Consolidated Statements of Operations for the three month and nine month periods ended September 30, 1998) to cover the cost of the conditional settlement and the related legal expenses.

      For further information regarding the Bogalusa Litigation and the conditional settlement relating thereto see Item 1 - "Legal Proceedings" of Part II of this Form 10-Q.

      Effective January 1, 1998, the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with AICPA Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires that such costs be currently charged to operations. SOP 98-5 encourages companies that previously deferred such costs to write-off the unamortized amounts thereof. As of January 1, 1998, the Company has reported the cumulative effect of the change in the method of accounting for start-up costs in the Consolidated Statement of Operations. The effect of adopting SOP 98-5 in 1998 was the write-off of unamortized start-up costs of approximately $1.33 million and a reduction in net income for the cumulative effect of the change in accounting principle of approximately $1.25 million (net of income taxes).

      Effective October 30, 1998, the Company acquired the common stock of Plant Products Co. Ltd. ("Plant Products"). Plant Products is headquartered in Ontario, Canada and is engaged in the manufacturing and marketing of specialty plant nutrients, serving primarily commercial horticulture, specialty high value crops and the retail market. The acquisition is being accounted for as a purchase. During the year ended December 31, 1997, Plant Products' consolidated revenues were approximately $27 million.

      In the opinion of management, the unaudited consolidated financial statements for the nine month periods ended September 30, 1998 and 1997, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.


                                                            Percentage of Revenues
                                                  ---------------------------------------
                                                      Three Month          Nine Month
                                                      Period Ended         Period Ended
                                                      September 30,        September 30,
                                                  --------------------  -----------------
                                                     1998       1997      1998      1997
                                                     ----       ----      ----      ----
Revenues:
    Specialty Plant Nutrients ..................      55.3%     59.4%     57.1%     58.8%
    Industrial Chemicals .......................      34.2      32.3      29.7      28.6
    Organic Chemicals ..........................      10.5       8.3      13.2      12.6
                                                     -----     -----     -----     -----
    Total Revenues .............................     100.0%    100.0%    100.0%    100.0%

Costs and expenses:
    Cost of goods sold .........................      80.2      82.7      78.8      81.3
    General and administrative .................      12.2      11.5      11.6      10.8
                                                     -----     -----     -----     -----
Operating income ...............................       7.6       5.8       9.6       7.9

    Interest expense............................     (11.2)     (7.8)     (8.9)     (7.6)
    Interest and other income (expense) - net ..     (39.2)      1.4      (2.9)      1.4
                                                     -----     -----     -----     -----

Income (loss) before income taxes, extraordinary
    item and change in accounting principle.....     (42.8)     (0.6)     (2.2)      1.7

Income taxes (benefit)..........................      (0.7)      0.4       0.6       0.7
                                                     -----     -----     -----     -----
Income (loss) before extraordinary item and
    change in accounting principle .............     (42.1)     (1.0)     (2.8)      1.0

Extraordinary item .............................      (0.2)       --      (3.6)       --

Cumulative effect of change in accounting
    principle - net ............................        --        --      (0.4)       --
                                                     -----     -----     -----     -----
Net income (loss) ..............................     (42.3)%    (1.0)%    (6.8)%     1.0%
                                                     =====     =====     =====     =====

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements herein (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein (and in the Form 10-K) are forward-looking statements, including, but are not limited to, statements concerning future revenues (e.g., impact of the HCL Labor Dispute and inflation in Israel); expenses (e.g., labor savings resulting from HCL's new Specific Collective Agreement ("SCA"), future environmental costs and capital expenditures; and Year 2000 costs); access to lending sources and Israeli Government entitlements; and outcomes of legal proceedings. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors ("Cautionary Factors") include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including, without limitation, satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see Item 3 - "Legal Proceedings" in the Form 10-K and Item 1 - "Legal Proceedings" of Part II of this Form 10-Q); and other factors referenced in this Form 10-Q (or in the Company's Form 10-K).

      Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All subsequent forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

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

      As a result of the announced cancellation of the labor agreements, HCL suffered several work stoppages and other job actions which adversely affected productivity during October and November 1996, including a period of temporary plant shut-down. On December 3, 1996 the plant was shut-down until March 10, 1997 when a new SCA providing for certain wage freezes and reductions in benefits was signed for the three year period ending December 31, 1999. Subsequent to March 10, 1997, the HCL plant re-opened and gradually began production. By the end of May, 1997 and subsequent thereto through the early part of 1998, the HCL plant was generally operating at approximately full capacity; however, due to the need for increased maintenance for certain equipment resulting from the lengthy period of shut-down, there have been several periods of operations at less than full capacity and production efficiencies were also adversely impacted.

      Management believes that the new SCA will result in cost savings for the Company compared to the costs it would otherwise have incurred during the next few years had HCL renewed the terms of the prior SCAs and continued the pattern of increased costs included in recent SCAs. Further, management believes that the aggregate amount of such cost savings over the years subsequent to the settlement of the HCL Labor Dispute will substantially exceed the incremental costs experienced during the HCL Labor Dispute.

      Following the settlement of the HCL Labor Dispute, HCL achieved the following objectives: (i) a reduction in absenteeism; (ii) greater ability to freely transfer employees between departments and production units; (iii) increased flexibility regarding the ability to promote employees and incentivize them based on performance measures and evaluations developed and implemented by management; (iv) greater ability to dismiss employees on the basis of poor performance; (v) on-going and more effective communication between management and employees; and (vi) increased freedom to use sub-contractors. In addition, following the settlement of the HCL Labor Dispute, HCL restructured its workforce with the result being an approximate 18% reduction in the number of its employees, and a reduction in the average cost per employee. See "Special Note Regarding Forward-Looking Statements" above.

INVESTMENT IN LASER INDUSTRIES LIMITED

      On November 9, 1997, Laser Industries Limited ("Laser"), a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. The Company's ability to sell the ESC shares it received pursuant to the combination is governed by securities law volume restrictions. As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million, which amount is included in the caption "Other assets" in the accompanying December 31, 1997 Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) - net" in the accompanying Consolidated Statement of Operations for the nine month period ended September 30, 1998. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying September 30, 1998 Consolidated Balance Sheet. As of September 30, 1998, the quoted market value of the ESC shares declined to approximately $7.00 per share, resulting in the Company recording an unrealized loss of approximately $25.5 million. Most of this decline occurred in the latter part of September, 1998 and resulted from ESC's pre-announcement of third quarter 1998 operating results, which ESC indicated would show a decline when compared to operating results for its second quarter of 1998. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying September 30, 1998 Consolidated Balance Sheet.

      In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase additional Laser shares. The Laser Warrant, which had a carrying value of $0.75 million, was distributed as a dividend in February, 1998.

RESULTS OF OPERATIONS

      Three month period ended September 30, 1998 compared with the three month period ended September 30, 1997:

      Revenues decreased by 4.4% to $88.6 million in 1998 from $92.7 million in 1997, a decrease of $4.1 million. The decrease resulted primarily from decreased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $5.6 million principally attributable to (i) lower volumes sold in certain countries as a result of the economic downturn and (ii) less favorable currency exchange rates in the 1998 period. These items were partially offset by increased revenues of Organic Chemicals of approximately $1.5 million.

      Cost of goods sold as a percentage of revenues decreased to 80.2% in 1998 compared with 82.7% in 1997. Gross profit was $17.5 million in 1998, or 19.8% of revenues, compared with $16.1 million or 17.3% of revenues in 1997, an increase of $1.4 million. The primary factor resulting in the increased gross profit in 1998 was improved margins of Organic Chemicals. General and administrative expense increased to $10.8 million in 1998 from $10.7 million in 1997, an increase of $0.1 million (12.2% of revenues in 1998, compared with 11.5% of revenues in 1997).

      As a result of the matters described above, the Company's operating income increased by $1.3 million to $6.7 million in 1998 as compared with $5.4 million in 1997.

      Interest expense increased by $2.6 million to $9.9 million in 1998 compared with $7.3 million in 1997 primarily as a result of (i) the March, 1998 issuance by the Company of the 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of substantially all of its 11 7/8% Senior Subordinated Notes (see "Refinancing" below) and (ii) certain increased borrowings relating to the Company's investment and capital expenditure program. Interest and other income (expense) - net decreased in 1998 by $36.0 million, principally as a result of the provision for loss relating to the conditional settlement of the Bogalusa Litigation (see Notes to Unaudited Consolidated Financial Statements).

      As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle decreased by $37.3 million in 1998. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

      In the 1998 period the Company acquired $2.7 million principal amount of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $0.2 million (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1997 period.

       Nine month period ended September 30, 1998 compared with the nine month period ended September 30, 1997:

      Revenues increased by 9.7% to $314.7 million in 1998 from $286.9 million in 1997, an increase of $27.8 million. The increase resulted from (i) increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $22.3 million principally due to an increase of quantities sold in 1998 versus the prior year period, which period was adversely affected as a result of the HCL labor dispute, with such increased sales partially offset by less favorable currency exchange rates in 1998 and (ii) an increase in revenues of Organic Chemicals of approximately $5.5 million. See "HCL Labor Dispute" above.

      Cost of goods sold as a percentage of revenues decreased to 78.8% in 1998 compared with 81.3% in 1997. Gross profit was $66.7 million in 1998, or 21.2% of revenues, compared with $53.6 million or 18.7% of revenues in 1997, an increase of $13.1 million. The primary factors resulting in the increased gross profit in 1998 were (i) increased Specialty Plant Nutrient and Industrial Chemicals quantities sold as compared to the 1997 period primarily resulting from the adverse effect of the HCL Labor Dispute, (ii) lower raw material and energy costs and certain selling price increases and (iii) improved margins of Organic Chemicals. These increases were partially offset by less favorable currency exchange rates in the 1998 period and by certain increased costs relating to production interruptions and inefficiencies at HCL in the 1998 period resulting from (i) certain unscheduled maintenance to equipment required due to the lengthy period of shut-down during the HCL Labor Dispute and (ii) the impact of power interruptions associated with the installation of a new electrical co-generation facility at HCL's plant. General and administrative expense increased to $36.4 million in 1998 from $31.0 million in 1997, an increase of $5.4 million (11.6% of revenues in 1998 compared to 10.8% of revenues in 1997). This increase was due to (i) increased sales volume in 1998 and (ii) the general and administrative expenses relating to an Organic Chemicals business in Hungary purchased by the Company in May, 1998.

      As a result of the matters described above, the Company's operating income increased by $7.7 million to $30.4 million in 1998 as compared with $22.7 million in 1997.

      Interest expense increased by $6.3 million to $28.0 million in 1998 compared with $21.7 million in 1997 primarily as a result of (i) the March, 1998 issuance by the Company of the 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of all of its 11 7/8% Senior Subordinated Notes (see "Refinancing" below) and (ii) certain increased borrowings relating to the Company's investment and capital expenditure program. Interest and other income (expense) - net decreased in 1998 by $13.1 million, principally as the result of the provision for loss relating to the conditional settlement of the Bogalusa Litigation, partially offset by the gain related to the Laser/ESC combination described above (see Notes to Unaudited Consolidated Financial Statements and "Investment in Laser Industries Limited" above).

      As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle decreased by $11.7 million in 1998. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

      In the 1998 period the Company acquired the total amount outstanding ($115.0 million principal amount) of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $11.3 million (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1997 period.

      In the 1998 period the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with SOP 98-5. This change in accounting method resulted in a net charge of approximately $1.3 million.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's consolidated working capital at September 30, 1998 and December 31, 1997 was approximately $82.1 million and $73.6 million, respectively.

      Operations for the nine month periods ended September 30, 1998 and 1997, after adding back non-cash items, provided cash of approximately $23.1 million and $16.7 million, respectively. During such periods other changes in working capital used cash of approximately $33.5 million and $4.3 million, respectively, resulting in cash being provided (used) by operating activities and working capital management of approximately ($10.4) million and $12.4 million, respectively.

      Investment activities during the nine month periods ended September 30, 1998 and 1997 used cash of approximately $73.3 million and $13.9 million, respectively. These amounts include: (i) additions to property in 1998 and 1997 of approximately $42.2 million and $14.2 million, respectively; (ii) purchases of marketable securities and other short-term investments of approximately $25.9 million and $1.9 million, respectively; (iii) sales of marketable securities and other short-term investments of approximately $7.6 million and $8.2 million, respectively; and (iv) other items using cash of approximately $12.8 million (including approximately $10.0 million relating to the purchase of approximately 42% of the equity of Lego Irrigation, Ltd., an Israeli developer, manufacturer and marketer of drip irrigation systems) and $6.0 million, respectively. The property additions in the 1998 period relate primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in the United States and Israel and the construction of a plant in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

      Financing activities during the nine month periods ended September 30, 1998 and 1997 provided (used) cash of approximately $77.9 million and ($2.1) million, respectively. The 1998 amount relates primarily to the refinancing described below and certain borrowings relating to the Company's investment and capital expenditure program.

      As of September 30, 1998, the Company had outstanding long-term debt (excluding current maturities) of approximately $370.7 million. The Company's primary sources of liquidity are cash flows generated from operations and its unused credit lines.

REFINANCING

      On March 11, 1998, the Company commenced a private placement of $100.0 million principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135.0 million principal amount at maturity of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75.4 million. The sale of the Senior Notes and the Senior Discount Notes closed on

March 16, 1998. A substantial portion (approximately $118.0 million) of the net proceeds from the sale was used in March, 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110.0 million principal amount of the Company's 11 7/8% Senior Subordinated Notes (the "Refinancing"), and, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Senior Subordinated Notes, resulted in an extraordinary charge for the early extinguishment of debt of approximately $10.9 million which is classified as an extraordinary item in the accompanying Consolidated Statement of Operations.

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

      The Company intends to use the balance of the proceeds from the sale of the Senior Notes and Senior Discount Notes for working capital and general corporate purposes, including the repayment of debt and possible future acquisitions and capital expenditures. During March, 1998 the Company repaid $13.9 million of borrowings under a Loan Agreement with a bank and reduced the amounts outstanding under certain short-term loans. In addition, in the three month period ended June, 1998 the Company repurchased an additional $2.3 million principal amount of its 11 7/8% Senior Subordinated Notes, and, in July, 1998, repurchased the remaining $2.7 million outstanding principal amount of the 11 7/8% Senior Subordinated Notes pursuant to the call provisions under such notes. See Note G of Notes to Consolidated Financial Statements included in the Company's Form 10-K.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

      Interest payments on the Senior Notes and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements included in the Company's Form 10-K. During the year ended 1997, the Company spent approximately $10.8 million relating to the Company's initial capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP. In addition, the Company plans to complete such projects by spending an aggregate of approximately $63.0 million during 1998 and 1999. During the nine month period ended September 30, 1998 the Company incurred capital expenditures of approximately $42.2 million, including approximately $27.2 million relating to these projects. Ongoing maintenance capital expenditures are expected to be approximately $14.0 million per year.

      The Company's primary sources of liquidity are cash flows from operations and borrowings under the credit facilities of the Company. As of September 30, 1998, the Company had approximately $62.5 million of borrowing availability, consisting of $29.0 million of borrowing availability at TRI and the remainder at the Company's subsidiaries. In addition, during 1998 HCL entered into an $80.0 million credit facility which will be used primarily to finance its planned capacity expansion at its Mishor Rotem, Israel facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities and dividends and other distributions available from the Company's subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company completes any material acquisitions. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward-Looking Statements" above.

FOREIGN CURRENCIES

      The Company has no significant foreign currency denominated revenues except at HCL. Approximately $135.0 million of HCL's total sales for the year ended December 31, 1998 are estimated to be made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the nine month periods ended September 30, 1998 and 1997, would have increased (decreased) by approximately $1.4 million and ($5.6) million, respectively.

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

      On January 1 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro will then trade on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange rate risk between the member countries. Beginning in January, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. HCL, the principal subsidiary of TRI that will be affected by the Euro conversion, has established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, the competitive impact of cross-border price transparency which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, recalculating currency risk and recalibrating derivatives and other financial instruments. The Company does not expect any required system conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or its results of operations.

INFLATION

      Inasmuch as only approximately $59.0 million of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1997 and 1996 the inflation rate of the NIS as compared to the U.S. Dollar was greater (less) than the devaluation rate in Israel by (1.8%) and 6.9%, respectively.

ENVIRONMENTAL MATTERS

      See Item 1 - "Business - Environmental Matters" and Note O of Notes to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

YEAR 2000 ISSUE

      The term "Year 2000 ("Y2K") Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues affect the Company and most companies in the world.

      In 1997, the Company created project teams to coordinate its activities relating to becoming Y2K compliant (the "Y2K Project"). The Y2K Project for the Company's internal systems and equipment covers both traditional computer systems and infrastructure ("IT Systems") and computer-based manufacturing, logistical and related systems ("Non-IT Systems"). The Y2K Project generally has four phases - (i) an identification and inventory of all systems and devices with potential Y2K problems; (ii) assessment (including prioritization); (iii) remediation (including modification, upgrading and replacement) and testing; and
(iv) contingency planning.

      The Company operates on a decentralized independent operating company basis; consequently, the Y2K Project status may vary across TRI's various direct and indirect subsidiaries. As of September 30, 1998, for both IT Systems and Non-IT Systems, phases (i) and (ii) are generally complete and phase (iii) is in process. Based on its assessment of its major IT systems, the Company expects that all necessary modifications and/or replacements required in phase
(iii) will be completed in a timely manner to ensure that all of TRI's various direct and indirect subsidiaries are Y2K compliant.

      The Y2K Project also considers the readiness of significant customers, suppliers and other third party providers. Each of TRI's various direct and indirect subsidiaries are currently assessing the status of its significant customers, suppliers and other third party providers with respect to their becoming Y2K compliant.

      The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Y2K problem, to the extent practicable. Such revisions are expected to be completed by mid 1999. These plans, which are intended to enable the Company to continue to operate on January 1, 2000 and beyond, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending operations. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers. The Company believes, however, that due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal systems and equipment during the completion of the Y2K Project and regarding the status of its suppliers, customers, and other third party providers regarding their becoming Y2K compliant.

      Through September 30, 1998 the Company estimates that it has spent approximately $500,000 in its efforts of achieving Y2K compliance, all of which has been recognized as an expense in the Company's Consolidated Statements of Operations. The Company expects to be able to provide an estimate of remaining costs to be incurred in its efforts of achieving Y2K compliance in its December 31, 1998 Form 10-K, but does not anticipate that such costs will have a material effect on its liquidity or financial condition. The Company intends to fund from operations the costs of becoming Y2K compliant.

      The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with the implementation of new business systems and completion of the Company's Y2K Project, the possibility of significant interruptions of normal operations should be reduced.

      The preceding "Y2K problem" discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the "Y2K problem" discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Y2K Project as well as its Y2K contingency plans; its estimated cost of becoming Y2K compliant; and the Company's belief that its internal systems and equipment will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. If the modifications and conversions required to make the Company Y2K compliant are not made or are not completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn, have a material adverse effect on the Company's results of operations and financial condition.

OTHER MATTERS

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      As previously disclosed, on October 24, 1995 several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an October 23, 1995 chemical release from a tank car at a Bogalusa, Louisiana plant of a Vicksburg customer. The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. Subsequently, approximately 146 suits were filed in the State Court for the 22nd Judicial District, Washington Parish, Louisiana (the "Louisiana Court"). The cases have been consolidated in the Louisiana Court and certified as a class action (the "Louisiana Class Action"). The class is estimated to contain more than 8,000 claimants. Vicksburg, the Company and Cedar are included among the defendants in the Class Action. In addition, two later suits, one on behalf of the City of Bogalusa, have been filed in the Louisiana Court naming, among the defendants, Vicksburg, Cedar and the Company. Also, 10 separate suits naming an aggregate of approximately 4,000 plaintiffs are pending in the Circuit Court of Hinds County, Mississippi naming, among the defendants, Vicksburg, Cedar and the Company. Among other defendants included in the Louisiana Class Action and in the Mississippi suits are Gaylord Chemical Company and its parent corporation, Gaylord Container Corporation; Union Tank Car Company; Illinois Central Railroad Company; and Kansas City Southern Railway Company. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes and the City of Bogalusa seeks reimbursement of expenses allegedly resulting from the chemical release. The suits were tendered to the Company's liability insurance carriers for defense and indemnification. Certain of the carriers denied coverage. Vicksburg and Cedar have commenced an action in the Louisiana Court against their insurance carriers (whose insurance policies also included the Company as an additional named insured) seeking a declaratory judgement that Cedar and Vicksburg are entitled to defense costs and indemnification with respect to these claims.

      As previously disclosed in the Company's Current Report on Form 8-K for August 31, 1998 (the "Form 8-K"), during August, 1998, conditional agreements to settle the claims in the Louisiana Class Action and in the Mississippi suits were entered into on behalf of TRI, Vicksburg, Cedar and other affiliates of the Company named as defendants (collectively the "Entities") and on behalf of the plaintiffs.

      If the numerous conditions to the settlement are satisfied, the Entities' funding obligation under the settlement would be an aggregate of $32 million, the initial $10 million of which was deposited in an escrow account on August 31, 1998 governed by a Temporary Escrow Agreement. In addition, two settling insurance carriers (the "Settling Insurers") are to contribute an aggregate of $25 million and the Entities will assign to the plaintiffs its rights under another $27 million of insurance coverage. The Entities are also to contribute a sum equal to the amount by which the policy of one of the Settling Insurers is depleted by payments of TRI's defense costs.

      The Company has recorded a charge in the third quarter of $35.8 million in connection with the conditional settlement and the related legal expenses. See Notes to Unaudited Consolidated Financial Statements.

      For a detailed description of the conditional settlement see the Form
8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      Exhibit 27 - Financial Data Schedule.

(b) Reports on Form 8-K.

      On September 10, 1998 the Company filed a Current Report on Form 8-K (for August 31, 1998) disclosing under Item 5 of Form 8-K the conditional settlement of the Bogalusa Litigation. See Item 1 - "Legal Proceedings" above.

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


                                                 TRANS-RESOURCES, INC.
                                             ----------------------------
                                                    (Registrant)


Date:  November 13, 1998                            Lester W. Youner
                                             -----------------------------
                                             Vice President, Treasurer and
                                                Chief Financial Officer

                              TRANS-RESOURCES, INC.

                                INDEX TO EXHIBITS


Exhibit     Description                                              Page No.


27          Financial Data Schedule.                                    26