Form 10-K405
period 1998-12-31
TRANS RESOURCES INC
filed 1999-03-31
CIK 810020

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                 Class                           Outstanding at March 29, 1999
                 -----                           -----------------------------
Common Stock, par value $.01 per share                   3,000 shares
                                           (Owned by TPR Investment Associates, Inc.)

                      Documents incorporated by reference.
                                      None

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
                                     PART I

Item 1.       Business....................................................................................      1

Item 2.       Properties..................................................................................     12

Item 3.       Legal Proceedings...........................................................................     12

Item 4.       Submission of Matters to a Vote of Security Holders.........................................     14

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.....................................................................     15

Item 6.       Selected Financial Data.....................................................................     15

Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................     16

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................     24

Item 8.       Financial Statements and Supplementary Data.................................................     24

Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................     24

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................     25

Item 11.      Executive Compensation......................................................................     28

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................     30

Item 13.      Certain Relationships and Related Transactions..............................................     30

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............................     31

Signatures    ............................................................................................     32

                                     PART I
ITEM 1.  Business

       Trans-Resources, Inc., a privately-owned Delaware corporation ("TRI") operating through its independently managed and financed subsidiaries, is a leading global developer, producer and marketer of specialty chemical products. As used herein, the term "the Company" means TRI, together with its direct and indirect subsidiaries. The Company is the world's largest producer and distributor of agricultural grade potassium nitrate, which is a leading specialty plant nutrient. Potassium nitrate is utilized in specialized agricultural applications for the growth of high-value crops such as fruits, vegetables, flowers and tobacco. The Company is also: (i) the largest global and sole U.S. producer of propanil, which is a leading rice herbicide; (ii) the world's largest producer of technical grade potassium nitrate, used in a variety of industrial applications; (iii) the sole supplier to the U.S. Air Force of nitrogen tetroxide, an aerospace fuel additive; and (iv) the only North American producer of 3,4 dichloroanaline ("DCA"), the principal raw material in the production of propanil. The Company also produces a variety of other chemical products used in agricultural, industrial and pharmaceutical markets. In addition, the Company utilizes its production capacity and manufacturing expertise to provide contract manufacturing services for other multinational chemical companies. The Company sells its products through an established global sales, marketing and distribution network to customers in approximately 95 countries. The Company groups its revenues into three general product categories. These product groups are: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals, which during 1998 contributed approximately 57.3%, 29.4% and 13.3%, respectively, of the Company's total revenues. Of the Company's total revenues for the year ended December 31, 1998, approximately 34% and 40% were derived from sales in the United States and Europe, respectively, with the remainder derived from sales in many other countries.

       TRI's direct and indirect wholly-owned subsidiaries include Haifa Chemicals Limited ("HCL"), an Israeli corporation, and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd., an Israeli corporation ("HCSL"); Cedar Chemical Corporation, a Delaware corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company, a Delaware corporation ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"), a Delaware corporation; and Plant Products Co. Ltd. ("Plant Products"), an Ontario corporation. TRI was incorporated in Delaware in 1971 under the name Trans-Pacific Resources, Inc.

       During 1998, Company subsidiaries completed several small acquisitions. Effective January 1, 1998, the Company acquired a Spanish company engaged in the manufacturing and distribution of specialty plant nutrients; effective May 1, 1998, the Company acquired EMV Kft. ("EMV"), a Hungarian business engaged in the manufacturing and marketing of organic chemicals; effective October 30, 1998, the Company acquired Plant Products, headquartered in Ontario, Canada, which manufactures and markets specialty plant nutrients for commercial horticulture, specialty high value crops and retail markets; and effective December 18, 1998, the Company acquired Alpine Plant Foods, Inc. (including its Canadian subsidiary; together "Alpine"), which manufactures and distributes high purity liquid fertilizers.

       Each of these acquisitions have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these acquired businesses was approximately $24.6 million and resulted in approximately $11 million in goodwill, with such goodwill generally being amortized over a 20 year period. These acquisitions did not have a significant effect on the Company's consolidated operations subsequent to their respective acquisition dates during 1998. The aggregate consolidated revenues (unaudited) for these companies for the year ended December 31, 1998 (or their most recent fiscal year, as applicable) amounted to approximately $58 million.

       In addition, effective February 4, 1998, a subsidiary of HCL purchased approximately a 42% equity interest in Lego Irrigation, Ltd. ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems, for a purchase price of approximately $11 million. On March 9, 1999, as contemplated by the terms of the initial purchase of the Lego shares, the subsidiary of HCL purchased, pursuant to an option, an additional 34% equity interest in Lego for approximately $10 million.

       For information regarding: (1) the conditional settlement of litigation (the "Bogalusa Litigation") arising out of an October 23, 1995 chemical release from a tank car at a Bogalusa, Louisiana plant of a customer of Vicksburg and the resulting $36.2 million charge included in the accompanying December 31, 1998 Consolidated Statement of

Operations, see Item 3 - "Legal Proceedings;" and (2) the Company's unrealized 1998 loss relating to its investment in the shares of ESC Medical Systems Ltd. ("ESC") included in the accompanying December 31, 1998 Consolidated Balance Sheet, see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Investment in Laser/ESC".

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report are forward-looking statements, including, but not limited to, statements concerning future revenues (e.g., impact of the HCL Labor Dispute (as hereinafter defined) and inflation in Israel); expenses (e.g., labor savings resulting from HCL's new Specific Collective Agreement ("SCA"), future environmental costs and capital expenditures); access to lending sources and Israeli Government entitlements; Year 2000 matters; outcomes of legal proceedings and statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors ("Cautionary Factors") include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including, without limitation, satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see Item 3- "Legal Proceedings"); and other factors referenced in this Report.

       Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All subsequent forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

PRODUCTS

       The Company develops, produces and markets a range of specialty chemical products for a variety of agricultural and industrial end-uses. The Company has grouped its revenues into three general product categories that reflect the different product uses. These product groups are: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals.

       Specialty Plant Nutrients. The Company's Specialty Plant Nutrients consist of high-value nutrients designed for intensive agriculture, including greenhouses, nurseries and orchards. The Company's flagship product is potassium nitrate, which is marketed principally under the brand names K-Power domestically and Multi-K internationally (collectively referred to as "K-Power"). Potassium nitrate provides potassium and nitrogen, two of the three essential plant nutrients, is water soluble and does not contain chlorine or other environmentally harmful chemical residues that are generally found in commodity fertilizers. The unique combination of these performance characteristics allows potassium nitrate to command a price premium over other potassic plant nutrients and fertilizers and has led to a compound annual growth rate in tons shipped of approximately 7% for the industry over the past five years. With current annual production capacity of approximately 755,000 tons, the Company is the world's largest producer of potassium nitrate. The Company is in the process of increasing its annual potassium nitrate capacity to approximately 780,000 tons by the beginning of the year 2000. The Company believes that it currently accounts for approximately 60% of the world's production of potassium nitrate and 100% of North American production of potassium nitrate.

       The Company's other Specialty Plant Nutrients include those designed for highly specialized horticultural applications. These include: (i) Polyfeed, a fully soluble and chlorine-free blend of varying combinations of plant nutrients containing the three essential plant nutrients, nitrogen, phosphorus and potassium; (ii) Magnisal, which acts as a magnesium supplement; (iii) monoammonium phosphate, or Multi-MAP, a fully soluble source of nitrogen and phosphorus; (iv) monopotassium phosphate, or Multi-MKP, a fully soluble, chlorine-free source of potassium and phosphorus; and (v) Multicote, a polymer coated specialty plant nutrient which provides for the controlled release of nutrients over specific periods of time ranging from four to 12 months, which optimizes plant feeding and minimizes labor requirements. The Company, through Na-Churs, is the largest U.S. producer and marketer of high purity liquid fertilizers, which are sold under Na-Churs Alpine Solutions brand names, and are used as a starter nutrient in growing corn and soybeans, in foliar applications and for fertigation in growing high-value crops such as fruits, vegetables and flowers. The Company, through Plant Products, is the leading distributor of various inputs to the horticulture industry in Canada including water soluble fertilizers, agrochemicals and insects for biological control. Specialty Plant Nutrients revenues were approximately $242.7 million in 1998.

       The following table sets forth the Company's principal Specialty Plant Nutrients products, markets and applications:


Principal Products                       Primary Markets                           Applications
-------------------------------------    ------------------------------------      ---------------------------------
Potassium Nitrate                        -        Fruits and vegetables,           -        Fertigation, foliar
      (K-Power)                                   flowers, cotton and tobacco               sprays and soil applications

Polyfeed, Plant-Prod                     -        Horticulture                     -        Fertigation and foliar
                                                                                            sprays

Multi-MAP                                -        Horticulture                     -        Fertigation and foliar
                                                                                            sprays

Multi-MKP                                -        Horticulture                     -        Fertigation and foliar
                                                                                            sprays

Magnisal                                 -        Vegetables, citrus,              -        Fertigation and foliar
                                                  tropical fruits and flowers                sprays

Multicote                                -        Vegetables, turf, fruit          -        Time release nutrients
                                                  trees and potted plants

Na-Churs Alpine Solutions                -        Corn, soybeans, wheat and        -        Furrow applied
                                                  high-value crops                          starter, foliar sprays and
                                                                                            fertigation


       Industrial Chemicals. The Company's Industrial Chemicals consist of a variety of specialty and other chemicals with applications in multiple end-use markets. The Company's Industrial Chemicals products are generally produced as co-products in the Company's potassium nitrate manufacturing processes. These products provide the Company with the ability to diversify its revenue base while maintaining its leadership position in potassium nitrate and to allocate its fixed costs over a broader base of revenues and products. The Company is the world's largest manufacturer and marketer of technical grade potassium nitrate, a high purity product used for many industrial applications, including the production of television picture tubes, computer screens, other specialty glasses, ceramics, food additives and explosives. The Company is also a manufacturer of potassium carbonate, marketed under the brand name K-Carb. K-Carb is used in the production of television picture tubes, computer screens, ceramics, detergents, in agricultural applications, and in the production of other potassic chemicals. In addition, the Company is the sole supplier to the U.S. Air Force of nitrogen tetroxide, an aerospace fuel ingredient.

         Additional Industrial Chemicals produced by the Company include phosphoric acid, with approximately 90,000 tons of current annual production capacity, used for metal treatment, industrial cleaning solutions, fermentation and in the food and fertilizer industries; and a variety of phosphate products including: sodium tripolyphosphate ("STPP"), the active ingredient in detergents; monoammonium phosphate ("MAP"), used in fire extinguishers and fire retardants; monopotassium phosphate ("MKP"), used in the fermentation process; monosodium phosphate ("MSP") and disodium phosphate ("DSP"), which are used by food processing companies as emulsifiers for cheese processing and as a buffer in foodstuffs; and sodium acid pyrophosphate ("SAPP"), used by food processing companies in baking powders and potato processing. The Company also produces chlorine sold to industrial and chemical manufacturing companies for water purification and production of paper pulp and PVC pipe. Industrial Chemicals revenues were approximately $124.7 million in 1998.

         The following table sets forth the Company's principal Industrial Chemicals products, markets and applications:

Principal Products                          Primary Markets                               Applications
----------------------------------------    ---------------------------------------       -------------------------------
Technical Grade Potassium                   -        Glass, ceramics, explosives,         -        Oxidation and source for
   Nitrate                                           metal, petrochemical and heat                 potassium
                                                     treatment industries

Potassium Nitrate USP Grade                 -        Pharmaceutical and food              -        Ingredient in certain
                                                     industries                                    toothpaste

Potassium Carbonate (K-Carb)                -        Glass, detergents and                -        Oxidation and cleansing
                                                     fertilizer industries

Phosphoric Acid                             -        Industrial chemical                  -        Metal treatment,
                                                     manufacturing, food and fertilizer            industrial cleaning and
                                                     industries                                    fermentation

Sodium Tripolyphosphate Food                -        Food processing companies            -        Meat and seafood
Grade                                                                                              processing

Sodium Tripolyphosphate                     -        Soap and detergent industry          -        Cleansing ingredient

Monoammonium Phosphate                      -        Chemical manufacturers               -        Fire retardant
                                                                                                   formulations

Monopotassium Phosphate                     -        Food processing companies            -        Fermentation process

Monosodium Phosphate                        -        Food processing companies            -        Emulsifiers and buffers

Disodium Phosphate                          -        Food processing companies            -        Emulsifiers and buffers

Sodium Acid Pyrophosphate                   -        Food processing companies            -        Baking powders and
                                                                                                   potato processing

Chlorine                                    -        Chemical companies                   -        Water purification,
                                                                                                   production of paper pulp and
                                                                                                   PVC pipe

Nitrogen Tetroxide                          -        United States Government             -        Aerospace fuel ingredient


         Organic Chemicals. The Company's Organic Chemicals consist primarily of a variety of herbicides and chemical intermediaries requiring expertise in complex organic synthesis. The Company's Organic Chemicals products include propanil, the world's leading rice herbicide, and diuron, a leading herbicide used on a variety of crops as well as 3,4 -Dichloroanaline ("DCA"), the principal raw material for the production of propanil and diuron. The Company is the sole U.S. producer, and the largest integrated producer of propanil worldwide, and is the sole producer of DCA and diuron in the U.S. Other Organic Chemicals include Butoxone, a leading peanut and soybean herbicide; and ethephon, a cotton, fruit and vegetable growth regulator. The Company significantly increased its ability to supply a variety of crop protection chemicals throughout the world as a result of the purchase of EMV. EMV's products are molinate, diuron, acetochlor, EPTC, alachlor, fluometuron and a number of smaller volume products used on a variety of crops. The Company also produces and sells trishydroxyaminomethane ("THAM"), a proprietary buffering agent used in pharmaceutical applications, including contact lens cleaning solutions. In addition, the Company utilizes its manufacturing expertise and capacity to serve as a contract manufacturer of organic chemicals for other multinational chemical companies. The Company, through Riceco, LLC ("Riceco"), markets propanil, combination rice herbicides and other rice-related products (other than fertilizers) on a worldwide basis (see "Riceco" below). Organic Chemicals revenues were approximately $56.2 million in 1998.

     The following table sets forth the Company's principal Organic Chemicals products, markets and applications:


Principal Products                          Primary Markets                            Applications
----------------------------------------    ---------------------------------------    -------------------------------
Propanil                                    -        Rice                              -        Broad spectrum herbicide

3,4-Dichloroanaline                         -        Propanil and diuron               -        Primary raw material

Butoxone                                    -        Peanuts and soybeans              -        Weed control

Diuron                                      -        Food crops, alfalfa and           -        Broad use herbicide
                                                     cotton

Ethephon                                    -        Cotton, fruits and vegetables     -        Plant growth regulator

EPTC                                        -        Corn and potatoes                 -        Broad use herbicide

Fluometuron                                 -        Cotton                            -        Herbicide

Acetochlor                                  -        Corn, orchards, coffee and        -        Broad use herbicide
                                                     soybeans

Alachlor                                    -        Corn, beans and soybeans          -        Broad use herbicide

Molinate                                    -        Rice                              -        Residual herbicide

THAM                                        -        Pharmaceutical companies          -        Buffering agent

Contract Manufacturing                      -        Numerous multinational            -        Various organic syntheses
                                                     companies

SALES AND MARKETING

       The Company's sales and marketing network consists of a direct sales force of approximately 165 professionals as well as over 150 independent agents, distributors and brokers who market and distribute the Company's products in particular markets in which the Company does not have a significant direct sales and marketing presence. The Company's sales efforts are complemented by its product development and technical support staff, who work with customers to demonstrate the performance of the Company's existing products under specific climatic, soil and growing conditions and to develop new products and markets based on customer needs. At present, the Company maintains resident development and technical support staff in the United States, Israel, Italy, Spain, France, the United Kingdom, Greece, Hungary, Mexico, South Africa, China, Japan, Thailand, India, Canada and the Benelux countries.

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

CUSTOMERS AND MARKETS

       The Company's customers include blenders, distributors, retail dealers, professional growers, agrichemical companies, governmental agencies, and multinational manufacturers in many geographic markets throughout the world. The following chart sets forth the breakdown of the Company's sales by geographic market for the three year period ended December 31, 1998:

                                       1996                     1997                     1998
                               -----------------        -----------------        ----------------
                               Amount          %        Amount          %        Amount          %
                               ------          -        ------          -        ------          -
                                                      (Dollars in Millions)
Europe .................        $160          39%        $148          39%        $168          40%
United States ..........         145          35          128          34          145          34
Asia ...................          37           9           29           8           28           7
Canada and Latin America          24           6           22           6           33           8
Israel .................          23           6           19           5           19           4
Australia ..............           6           1            6           2            8           2
Africa and other .......          17           4           25           6           23           5
                                ----         ----        ----         ----        ----         ----
    Total ..............        $412         100%        $377         100%        $424         100%
                                ====         ====        ====         ====        ====         ====


       The Company's customers are diversified across each of the Company's product groups. Specialty Plant Nutrients are generally sold through the Company's network of representative offices and through its sales, technical support and distribution affiliates who in turn generally sell to blenders, growers or other end-users. The Company sells its Industrial Chemicals principally through its own worldwide network of representative offices and through its sales, support and distribution affiliates to various industrial consumers. The Company's Organic Chemicals Group sells its products through distributors, co-operatives, regional dealers, international brokers and multinationals, as well as to Riceco. In addition, the Company sells its Organic Chemicals directly to some customers domestically and internationally. During the year ended December 31, 1998, no customer accounted for more than 3% of consolidated revenues and the Company's 10 largest customers accounted for less than 15% of consolidated revenues.

RESEARCH AND DEVELOPMENT

       For the years ended December 31, 1996, 1997 and 1998, the Company spent approximately $2.7 million, $2.4 million and $2.7 million, respectively, on the development and evaluation of process technologies, efficiencies and quality control which have been charged to current operations. The Company's extensive agronomic data base, which consists of the results of thousands of experiments under a wide range of soil and climatic conditions, enhances the Company's ability to develop and introduce new products, as horticultural and agricultural growers generally require substantial testing under their own specific climatic, soil and growing conditions before they will adopt a new plant nutrient. The Company also utilizes cooperative agronomic research and development partnerships with universities to further develop new products and applications.

RAW MATERIALS

       The Company's raw materials consist primarily of ammonia, potash and phosphate rock. Other raw materials include orthodichlorobenzene, propionic acid and various other chemicals. In the United States, all of the Company's raw materials are readily available from multiple suppliers. A minimum of approximately 50% of Vicksburg's potash requirements are required to be purchased pursuant to a five year contract entered into in 1996 with the buyer of the potash operations. Under such contract, the supplier has the right to supply Vicksburg's remaining potash requirements if it can meet market prices and specified quality standards. See Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "1996 Sale of Potash Operations". The remainder of Vicksburg's potash requirements are available from multiple suppliers. Ammonia is generally purchased from a supplier under a renewable contract expiring in August, 1999 at negotiated prices and is also available from multiple sources.

       HCL (including HCSL) sources its potash exclusively from Dead Sea Works Ltd. ("DSW") under two long-term contracts which expire on December 31, 1999 and in 2005, and sources its phosphate rock solely from Rotem Amfert Negev Ltd. ("Rotem") according to the terms of a contract which expires in 2001. The potash contracts provide for prices to be established quarterly, based on the weighted average of the FOB Israeli port prices paid to DSW by its overseas customers during the preceding quarter plus certain adjustments. The phosphate rock contract provides for prices to be established quarterly, based on the average price paid to Rotem by its non-affiliated customers during the preceding quarter plus certain adjustments. DSW and Rotem are both subsidiaries of a large Israeli chemical company. While the Company believes that alternative sources of supply for raw materials supplied by Rotem and DSW are available, the loss of supply from DSW or Rotem could have an adverse impact on the Company's financial performance. Ammonia is sourced from a U.S. supplier under a variable price two year contract, renewable for additional two year periods and is available from a number of alternative suppliers. Approximately 40% of HCL's energy requirements and approximately 50% of its steam requirements at its Haifa facility are provided by a co-generation plant owned and operated by a third party under a three year contract expiring in 2001 and renewable for an additional two years. The remainder of HCL's steam requirements in Haifa are supplied by HCL's own steam facility and from Oil Refineries Ltd. ("ORL") according to the terms of a contract which expired in 1998 and is currently being renegotiated. Such third party also operates HCL's steam facility at prices generally below those available from alternative steam sources other than the co-generation plant.

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

       The Company utilizes two unique synthetic manufacturing processes in producing Specialty Plant Nutrients and Industrial Chemicals. HCL utilizes a "solvent extraction" process in Israel and Vicksburg utilizes a "direct reaction" process in the United States. The solvent extraction process is based on reacting potassium chloride with nitric acid in the presence of an aqueous recycled brine and an organic solvent, producing potassium nitrate and hydrochloric acid as co-products. The hydrochloric acid is used on-site to acidulate phosphate rock and produce phosphoric acid, which in turn is used to manufacture a variety of phosphate products. The direct reaction process is based on the reaction of potassium chloride and nitric acid, which produces potassium nitrate, chlorine and nitrogen tetroxide as co-products.

       In the production of the Company's Organic Chemicals and contract manufacturing products, major processes and chemistries include the complex synthesis of organic chemicals to produce agrichemicals and pharmaceutical chemicals. Propanil is produced at Cedar's West Helena, Arkansas facility by reacting DCA with propionic acid and propionic anhydride to produce propanil technical, the active ingredient in all propanil products. Propanil technical is formulated into emulsifiable concentrate and then sold. Cedar also sells propanil technical in molten form and flake form. Other products follow a similar route, i.e., synthesis and purification, followed by direct sales of technical product or formulation into various packaged products or sale directly into the market.

RICECO

       During August, 1997, Cedar and a subsidiary of Westrade, Inc., a privately-held Cayman Islands corporation ("Westrade"), formed Riceco to market propanil, combination rice herbicides and other rice-related chemicals (other than fertilizers) on a worldwide basis. Westrade's interest in Riceco is now held by a corporation (the "Westrade Member") which is 50% owned by E.I. DuPont de Nemours and Company ("DuPont") and 50% by the private investment group which also owns 50% of Westrade. Westrade produces and markets various agricultural chemicals.

       The Company and the Westrade Member each have a 50% equity interest in Riceco and each exercises equal voting rights. Riceco's profits and losses are currently allocated 60% to the Company and 40% to the Westrade Member, but under specified conditions would be adjusted to 50% to each. Both members contributed product registrations, labels and customer lists to Riceco and subsequently each member provided an interim working capital loan of $1.25 million which was repaid in 1998. Under a long-term supply agreement, the Company produces all of the propanil required by Riceco.

INTELLECTUAL PROPERTY

       The Company seeks to protect the confidentiality of its manufacturing processes by maintaining these processes as trade secrets, and accordingly, has generally not sought patent protection. In addition, the Company has differentiated its products in the marketplace by pursuing a branded strategy. As a result, the Company has developed several brand names, such as K-Power, Magnisal, Polyfeed, Plant-Prod, Multicote, Poni, K-Carb and Na-Churs Alpine Solutions.

COMPETITION

       In Specialty Plant Nutrients, the Company primarily competes with Sociedad Quimica y Minera de Chile, S.A., a Chilean corporation, and to a lesser extent with other producers. Competition among producers of agricultural grade potassium nitrate is primarily driven by customer preferences for quality, reliability, custom specifications and price.

       In Industrial Chemicals, the Company competes with a wide variety of large and small specialty and commodity chemical companies. The primary competitive factors in the industrial chemicals market are product quality, technical services and specifications and price.

       In Organic Chemicals, the Company primarily competes with a wide variety of large and small specialty and commodity chemical companies. Competitive factors in the production of organic chemicals primarily consist of manufacturing expertise in specific complex chemical processes, vertical integration, flexible manufacturing facilities and price.

FACILITIES

       The Company's principal operating assets are located in the United States and Israel, the most significant of which are described below. In addition, the Company has operating assets in Spain, France, Hungary and Canada.

       Vicksburg owns the property, plant and equipment located at its Vicksburg, Mississippi facility and Cedar owns the property, plant and equipment located at its West Helena, Arkansas facility. The Vicksburg plant consists of three manufacturing plants situated on 600 contiguous acres. The West Helena facility is ISO 9002 certified and is located on a 60 acre site. The plants are encumbered by first mortgages and security interests securing long-term bank indebtedness. The Company's corporate office in New York City and administrative office in Memphis, Tennessee are in leased facilities.

       HCL owns its machinery and equipment and leases the land for its Haifa, Israel operations from ORL, a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, primarily in the years 2015 and 2016. HCSL owns the machinery and equipment and leases the land for its Mishor Rotem, Israel operations from the Israeli Land Administration Authority under a 49 year lease which commenced in 1994. All of such lease payments for the Mishor Rotem land have already been paid and were included in the construction costs for this facility. HCL also owns ammonia terminal facilities located on leased property in the port in Haifa and leases from ORL a pipeline which transports ammonia from the port in Haifa to HCL's plant. Substantially all of these assets are subject to security interests in favor of the State of Israel or banks.

       Management believes that its facilities are in good operating condition and adequate for its current needs.

EMPLOYEES

       As of December 31, 1998, the Company employed approximately 1,500 people. Except for certain employees at the Company's Israeli operations, none of the Company's employees are represented by any collective bargaining unit.

       During the fourth quarter of 1996 and during 1997, primarily in the first half of such year, the Company's operations were adversely impacted by a labor dispute at HCL commencing in October, 1996 and resulting in work stoppages and an HCL plant shut-down from December 3, 1996 to March 10, 1997 (the "HCL Labor Dispute"). See Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       Management believes that the new SCA has resulted in cost savings for the Company compared to the costs it would otherwise have incurred during the next few years had HCL merely renewed the terms of the prior SCAs and continued the pattern of increased costs included in recent SCAs. Further, management believes that the aggregate amount of such cost savings over the years subsequent to the settlement of the HCL Labor Dispute will substantially exceed the incremental costs experienced during the HCL Labor Dispute.

       Following the settlement of the HCL Labor Dispute, HCL achieved the following objectives: (i) a reduction in absenteeism; (ii) greater ability to freely transfer employees between departments and production units; (iii) increased flexibility regarding the ability to promote employees and incentivize them based on performance measures and evaluations developed and implemented by management; (iv) greater ability to dismiss employees on the basis of poor performance; (v) on-going and more effective communication between management and employees; and (vi) increased freedom to use sub-contractors. In addition, following the settlement of the HCL Labor Dispute, HCL restructured its workforce with the result being an approximate 18% reduction in the number of its employees, and a reduction in the average cost per employee. See Part II -
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Special Note Regarding Forward Looking Statements" above.

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

       The Federal Environmental Protection Agency ("EPA") notified the Company in 1989 that unspecified corrective action will be required under the Federal Resource Conservation and Recovery Act of 1976, as amended, to protect against the release of contaminants allegedly present at the Vicksburg plant as a result of previous pesticide manufacturing operations. As a result of the notice, an agreement was reached with the EPA and the Department of Justice on the terms of a Consent Decree which was filed in the United States District Court at Jackson, Mississippi in January, 1992. Pursuant to the Consent Decree, a facility investigation work plan was submitted to the EPA. Following its approval, Vicksburg intends to undertake a site investigation and corrective measures study, followed by implementation of appropriate corrective action. Compliance with the Consent Decree is expected to occur over a five to six year period following the EPA's approval of the facility investigation work plan.

       Cedar's West Helena plant utilizes a surface impoundment for biological treatment of non-hazardous waste streams which was the subject of an enforcement proceeding initiated by the Arkansas Department of Pollution Control and Ecology (the "ADPCE") in 1986 which required Cedar to carry out various studies, ultimately leading to the implementation of a groundwater monitoring system. Based in part on the results of groundwater monitoring and in part on the discovery of a drum burial area on the West Helena plant site, the ADPCE requested Cedar to initiate an expanded plant-wide investigation pursuant to a Consent Administrative Order entered in 1991 (the "Order"). In December, 1997, the ADPCE accepted the final facility investigation report and requested Cedar to initiate a corrective measures study to address eight separate locations on Cedar's West Helena plant site which the ADPCE believes may require remedial action. In addition, the ADPCE requested a plan for interim measures to address groundwater contamination on and adjacent to the West Helena plant. Cedar removed the buried drums from the West Helena site in accordance with a work plan incorporated in the Order and, shortly thereafter, filed a suit against a former operator of the plant site for contribution for the costs incurred. In October, 1994, Cedar reached a settlement pursuant to which it recovered a substantial portion of its previously incurred drum removal and investigative costs. The settlement also provides for binding arbitration among Cedar and two former operators at the plant site to apportion future investigative and remedial costs required under the Order.

       The Company believes that the future costs required to complete the site investigation and corrective measures studies at Vicksburg and any supplemental plant-wide investigation (if required) and the corrective measures studies at West Helena will be between $0.5 million and $1.0 million and will be expended over two to three years. Interim corrective measures may also be implemented at one or both of these locations during this same period. As of December 31, 1998, the Company has accrued an aggregate of $1.3 million for these matters. Until these investigations are completed, it is not possible to determine the costs of any final corrective actions which will be required. Any such corrective action costs will be expended over a period of years. There can be no assurance that such costs will not be material.

       In December, 1997, the EPA requested 34 companies, including Cedar, to provide information about their dealings with the previous owners and operators of a drum reclamation and recycling site known as the W&R Drum Superfund Site in Memphis, Tennessee. Cedar could have potential liability to share costs of remediating this site, which is on the National Priorities List under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. Cedar has agreed to settle its share of liability for such costs for the sum of $10,000, payable upon entry of an Agreed Consent Decree.

       HCL. As a result of the production of phosphoric acid, HCL generates acid sludge and liquid acid effluents. In accordance with the Plan described below, as of January 1, 1999 HCL is operating a new purifying plant, and disposes of the neutralized sludge in a designated land site approved by the Ministry of Environment (the "Ministry") for an initial experimental period of six months.

       HCL currently disposes of its liquid acid effluents to the Haifa Bay through a local river in accordance with a permit issued pursuant to the Law for the Prevention of Sea Pollution from Land Sources of 1988, which was effective until September 30, 1998. The Ministry has approved a two-year extension for this permit.

       Both of the foregoing governmental actions contain restrictions on quantities and concentrations, inspection, reporting duties and certain other conditions.

       During July, 1996 the Ministry approved a proposed comprehensive land solution plan for the handling and disposal of the sludge and effluents produced by HCL's plant (the "Plan"). The Plan was based on the joint work of HCL and representatives of the Ministry. In general, the Plan consists of two objectives: (i) decreasing the quantities and concentrations of the effluents, and (ii) a permanent land solution for the sludge previously disposed of in the Mediterranean Sea, by filtering and purifying it in a purifying plant, and the disposal thereof at a land site to be approved by the Ministry. The overall time schedule for the complete execution of the Plan is four and one-half years, with up to an additional one and one-half year grace period available under certain conditions, with estimated capital expenditures of up to $15.0 million which commenced in 1997.

       In November, 1996 HCL signed a settlement agreement (the "Agreement") for resolution of a private criminal complaint, alleging violation of specified Israeli environmental laws as a result of HCL's dumping of chemical waste into a local river without adequate permits. The complaint was submitted against HCL and its directors on December 21, 1994 by Man, Nature and Law, an Israeli fellowship for the protection of the environment (the "Society") and six fishing companies (collectively, the "Petitioners") before the Magistrate's Court of Haifa. On November 26, 1996, the court approved the Agreement and the Petitioners withdrew the complaint.

       While the Agreement is consistent with the Plan, it is more specific regarding prescribed time schedules, concentrations of effluents and the maintenance of such concentrations. It also establishes a Supervising Committee to review and supervise HCL's progress in complying with the Agreement and prescribes enforcement penalty provisions. In addition, HCL compensated the Petitioners and reimbursed the Society for certain legal expenses and agreed to contribute to an educational and monitoring fund to be established under the Agreement. The Society agreed that after implementation of the plans pursuant to the Agreement, it would not make any further demands on HCL or to any judicial or administrative body regarding alleged contamination of water or the sea unless the Agreement is breached.

       HCSL disposes of liquid effluents in plastic lined evaporation ponds in accordance with a business license issued under the Business Licenses Act of 1968. Based on new regulations for evaporation ponds and the Ministry's requirements, HCSL has submitted an updated strategic plan for the treatment of wastes, which was approved by the Ministry in December, 1998. In general, the plan is based on (i) segregation of streams, (ii) recovery of products and water and (iii) disposal of treated liquid waste to the Dead Sea. The overall time schedule for the complete execution of the plan is through 2002. In accordance with the strategic plan, the Ministry has recently approved the issuance to HCSL of a three-year permit pursuant to the Law for Prevention of Sea Pollution (Disposing of Wastes) of 1983 for the disposal of liquid waste to the Dead Sea. The approval sets forth restrictions on concentrations, provides for inspection, and includes reporting duties and certain other conditions.

       On March 3, 1998, a criminal proceeding was initiated against HCL and its then Managing Director in the Magistrate's Court of Haifa for alleged 1995 nitrous oxide air emissions beyond prescribed levels. During 1995, HCL adopted additional technical and administrative measures to monitor such emissions and believed that it had resolved this matter with the Ministry in 1995. The defendants have pleaded not guilty. A hearing for submission of evidence is scheduled for May, 1999. The Company believes that even if this proceeding were adversely decided, the penalty would be a fine which would not have a material adverse effect on its operations or financial condition.

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

ITEM 3.  Legal Proceedings

       Beginning in April, 1993 a number of class action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including Eddy Potash, Inc. ("EDP"), a direct subsidiary of the Company whose name was changed to EDP, Inc. upon completion of the sale of its potash business in August, 1996, and New Mexico Potash Corporation ("NMPC"), an indirect subsidiary of the Company whose name was changed to NMPC, Inc. upon completion of the sale of its potash business in August, 1996, and "unnamed co-conspirators." The purported class actions were filed on behalf of all direct United States purchasers of potash from any of the named defendants or their respective affiliates, at any time during the period from April, 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints sought unspecified treble damages, attorneys' fees and injunctive relief against the defendants. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the Federal District Court actions were consolidated for pretrial purposes in the United States District Court for Minnesota and captioned In Re Potash Antitrust Litigation. Several additional and/or amended complaints were filed in the Minnesota Federal District Courts making substantially the same allegations as the earlier complaints. These complaints have been superseded by or deemed included in the Third Amended and Consolidated Class Action Complaint, to which NMPC and EDP served and filed answers denying all the material allegations thereof on or about July 22, 1994. On or about January 12, 1995 the Court granted plaintiffs' motion to certify the plaintiff class. On or about December 21, 1995, the defendants filed motions for summary judgement. On September 13, 1996 Magistrate Judge Erickson issued a Report and Recommendation recommending that U.S. District Court Judge Kyle grant the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims. Plaintiffs filed objections to the Report and Recommendation under Rule 72 F.R.Civ.P. On January 2, 1997, after written briefs were submitted by plaintiffs and defendants and after oral argument before Judge Kyle on December 19, 1996, Judge Kyle issued an order accepting and adopting Magistrate Judge Erickson's Report and Recommendation and ordering that the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims be granted. Plaintiffs, by Notice of Appeal dated January 31, 1997, appealed Judge Kyle's order to the U.S. Court of Appeals for the Eighth Circuit, before which oral argument on the appeal occurred on November 17, 1997.

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

       On October 24, 1995 several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an October 23, 1995 chemical release from a tank car at a Bogalusa, Louisiana plant of a Vicksburg customer. The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. Subsequently, approximately 146 suits were filed in the State Court for the 22nd Judicial District, Washington Parish, Louisiana (the "Louisiana Court"). The cases have been consolidated in the Louisiana Court and certified as a class action (the "Louisiana Class Action"). The class is estimated to contain more than 8,000 claimants (the "Class"). Vicksburg, Cedar and the Company are included among the defendants in the Louisiana Class Action. In addition, two later suits, one on behalf of the City of Bogalusa, have been filed in the Louisiana Court naming, among the defendants, Vicksburg, Cedar and the Company. Also, 10 separate suits naming an aggregate of approximately 4,000 plaintiffs (the "Mississippi Plaintiffs") were filed in the Circuit Court of Hinds County, Mississippi naming, among the defendants, Vicksburg, Cedar and the Company. Among other defendants included in the Louisiana Class Action and in the Mississippi suits are Gaylord Chemical Company and its parent corporation, Gaylord Container Corporation; Union Tank Car Company; Illinois Central Railroad Company; and Kansas City Southern Railway Company. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes and the City of Bogalusa seeks reimbursement of expenses allegedly resulting from the chemical release. The suits were tendered to the Company's liability insurance carriers for defense and indemnification. Certain of the carriers have denied coverage. Vicksburg and Cedar have commenced an action in the Louisiana Court against their insurance carriers (whose insurance policies also included the Company as an additional named insured) seeking a declaratory judgement that Vicksburg and Cedar are entitled to defense costs and indemnification with respect to these claims.

       During August, 1998, conditional agreements to settle the claims in the Louisiana Class Action and the claims of the Mississippi Plaintiffs were entered into on behalf of TRI, Vicksburg, Cedar and other affiliates of the Company named as defendants (collectively the "Entities") and on behalf of the plaintiffs. During March, 1999, amended and restated conditional agreements to settle the claims (the "Amended Agreements") were executed by the parties.

       The Company has recorded a charge of $36.2 million in 1998 (included in the caption "Interest and other income (expense) - net" in the accompanying December 31, 1998 Consolidated Statement of Operations) in connection with the conditional settlement and the related legal expenses.

       If the numerous conditions to the settlement are satisfied, the Entities' funding obligation under the amended conditional settlement would be an aggregate of approximately $32.4 million plus (i) an amount (estimated to eventually be in excess of $4.5 million) equal to the amount which one of the Settling Insurers (as defined below) shall have paid to the Entities for reimbursement of defense costs (the "Defense Depletion Amount") and (ii) interest payments on $17 million, as described below. The initial $10 million of the funding obligation was deposited in an escrow account on August 31, 1998 and, upon execution of the Amended Agreements, was transferred to another escrow account (the "Preliminary Escrow Account") established to hold the money in escrow until the settlement is finalized or terminated. In addition, two settling insurance carriers (the "Settling Insurers") are to contribute an aggregate of $25 million, less the Defense Depletion Amount, and the Entities will assign to the plaintiffs their rights under another $26 million of insurance coverage.

         Under the amended conditional settlement, the Entities are to deposit $5 million into the Preliminary Escrow Account on March 31, 1999. On or about April 1, 1999, one of the Settling Insurers is to deposit into the Preliminary Escrow Account an amount equal to the difference between $15 million (the limit of its policy) and the Defense Depletion Amount. On or about April 2, 1999, the other Settling Insurer is to deposit $10 million (the limit of its policy) into the Preliminary Escrow Account. The Entities are to make further deposits into the Preliminary Escrow Account totaling $17 million as follows: (i) $6.8 million on December 31, 2000; (ii) $5.1 million on June 30, 2001; and (iii) $5.1 million on December 31, 2001. The Entities are also to make interest payments on the balance of the $17 million which has not been deposited into escrow. The interest rate is 6.25% per annum commencing on April 1, 1999. The Entities are required to deposit the interest payments into the escrow account on the following dates: (i) September 30, 1999; (ii) January 31, 2000; (iii) June 30, 2000; (iv) September 30, 2000; (v) December 31, 2000; (vi) June 30, 2001; and
(vii) December 31, 2001. Within one business day after the Louisiana Court gives its preliminary approval of the Class settlement, the Entities are to deposit into the Preliminary Escrow Account an amount equal to (i) the Defense Depletion Amount and (ii) the additional sum of approximately $0.4 million, which is the portion of the anticipated settlement payment from another insurance company that the Entities have agreed to contribute to the Class settlement.

         After: (a) (i) plaintiffs' counsel has obtained settlements and releases from all plaintiffs who are not in the Class because they have opted out (e.g., the Mississippi Plaintiffs have indicated that they will opt out of the Class) or fall outside of the definition of the Class (the "Opt-Outs") or
(ii) the Entities have agreed to go forward with the settlement without such settlements and releases from the Opt-Outs; and (b) the Louisiana Court gives its preliminary approval of the settlement respecting the Class, the funds in the Preliminary Escrow Account (including earned interest), less (x) the sums needed to settle the claims of all Opt-Outs who settle, and (y) the sums to be set aside for the Opt-Outs who do not settle (the "Non-Settling Opt-Outs Escrow") and to cover certain claims (the "Uncovered Claims") which may not be covered by the settlement (the "Uncovered Claims Escrow"), will be transferred to a subaccount of the Preliminary Escrow Account which is to be used to fund the settlement with the Class.

         If the Entities fail to timely make the required payments and such failure is not cured within a reasonable time (at least 30 days) after notice, the plaintiffs' sole remedy under the settlement agreements is to terminate the settlement. In addition, the Entities can terminate the settlement and the Entities and the Settling Insurers can recover the escrowed amounts plus earned interest (less a fixed amount which is to be paid to a small group of the Mississippi Plaintiffs, who (through their counsel) have advised that they will opt out of the Louisiana Class Action (the "Fixed Mississippi Settlement Amount") ) if any of the following conditions, among numerous others, do not occur: (a) the courts in Mississippi and Louisiana enter orders staying all claims and cross claims against the Entities; (b) all the claims of the Opt-Outs (including the 4,000 Mississippi Plaintiffs that opt-out) are settled by a specified deadline; (c) the Louisiana courts give final approval to the settlement with the Class; and (d) all Class members and all Opt-Outs agree to reduce judgments against non-settling defendants to the extent necessary to eliminate all cross claims and claims for contribution or indemnity against the Entities and to indemnify the Entities against all such claims and cross claims. No money will be disbursed to any plaintiffs from the escrow accounts unless and until all of the conditions have been met or waived by the Entities.

         If the Entities elect to go forward with the settlement without the releases from all of the Opt-Outs and the Non-Settling Opt-Outs Escrow is insufficient to satisfy the remaining claims of the Opt-Outs and pay for the Entities' defense thereof or the Uncovered Claims Escrow is insufficient to pay the Uncovered Claims, the Entities are responsible for the shortfall.

         If all the conditions have not been met or waived and the settlement terminates, the parties revert to their respective positions before the settlement was entered into, the litigations will probably resume and the monies deposited in escrow plus earned interest (less escrow fees and authorized charges) will be returned to the Entities and the Settling Insurers, except only that Fixed Mississippi Settlement Amount must be paid within 30 days after the later of the Entities' receipt of a demand for such payment and the return of the escrowed amounts to the Entities and the Settling Insurers.

       There are several other legal proceedings pending against the Company and certain of its subsidiaries arising in the ordinary course of its business which management does not consider material.

           Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters described or referred to above should not have a material adverse effect on the financial position, future operations or liquidity of the Company. However, management of the Company cannot predict with certainty the outcome of the potash and Bogalusa Litigation matters described above.

       For information relating to certain environmental proceedings affecting the Company, see "Environmental Matters" in Item 1 above, "Business."

ITEM 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

       All of the Company's equity securities are owned by TPR Investment Associates, Inc. ("TPR"). See Part III - Item 12 "Security Ownership of Certain Beneficial Owners and Management." In addition, see Note G of Notes to Consolidated Financial Statements for information regarding certain restrictions on the Company's payment of dividends. During 1996, 1997 and 1998, the Company paid or declared cash dividends on its Common Stock in the amounts of $5.2 million, $3.7 million and $12.6 million, respectively.

ITEM 6.  Selected Financial Data

         The following table presents selected consolidated financial data of the Company for the five year period ended December 31, 1998. This data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the notes thereto.

                                                                                   Year Ended December 31,
                                                            1994          1995              1996              1997          1998
                                                       ---------     ---------         ---------         ---------     ---------
                                                                                     (in thousands)
Results of Operations:
   Revenues .........................................  $ 334,107     $ 385,564         $ 412,305         $ 376,531     $ 423,558
   Operating costs and expenses:
     Cost of goods sold .............................    265,795       323,126           343,930           305,588       336,544
     General and administrative .....................     37,780        43,193            46,419            42,622        51,221
                                                       ---------     ---------         ---------         ---------     ---------
   Operating income .................................     30,532        19,245            21,956            28,321        35,793

Interest expense ....................................    (28,369)      (34,498)          (32,195)          (29,475)      (37,605)
   Interest and other income (expense) - net (1) ....     15,056         9,128            25,448             5,550        (8,624)
                                                       ---------     ---------         ---------         ---------     ---------
   Income (loss) before income taxes,
     extraordinary item and change in
     accounting principle ...........................     17,219        (6,125)           15,209             4,396       (10,436)
   Income tax provision .............................     14,669           733             4,016             2,952         3,882
                                                       ---------     ---------         ---------         ---------     ---------
   Income (loss) before extraordinary item
     and change in accounting principle .............      2,550        (6,858)           11,193             1,444       (14,318)
   Extraordinary item - net .........................       --            (103)             (553)             --         (11,328)
   Cumulative effect of change in
     accounting principle - net .....................       --            --                --                --          (1,253)
                                                       ---------     ---------         ---------         ---------     ---------
   Net income (loss) ................................  $   2,550     $  (6,961)        $  10,640         $   1,444     $ (26,899)
                                                       =========     =========         =========         =========     =========
Dividends:
   Preferred stock ..................................  $    --       $     851         $     851         $     850     $     850
   Common stock .....................................      4,466           856             5,208             3,736        13,376

----------

(1) Includes (a) gains of $18,100,000 and $1,700,000 in the years ended December 31, 1994 and 1995, respectively, representing the excess of insurance proceeds over the carrying value of certain HCL property destroyed in a fire, (b) security gains (losses) of ($1,178,000), ($413,000), $341,000, $2,713,000 and $1,948,000 for the years ended
      December 31, 1994, 1995, 1996, 1997 and 1998, respectively, (c) foreign currency gains (losses) of ($3,800,000), $5,400,000 and ($1,600,000) for the years ended December 31, 1994, 1995 and 1996, respectively, (d) a gain of $22,579,000 in the year ended December 31, 1996 relating to the Company's sale of its potash operations in 1996, and (e) in the year ended December 31, 1998, (i) a gain of $22,946,000 relating to the Company's investment in Laser Industries Limited ("Laser") and its share exchange with ESC, and (ii) a loss of $36,204,000 relating to the Company's settlement of the Bogalusa Litigation. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A and K of Notes to Consolidated Financial Statements.

                                                                             December 31,
                                                                             ------------
                                                       1994         1995        1996         1997          1998
                                                       ----         ----        ----         ----          ----
                                                                                (in thousands)
Financial Position:
   Cash and cash equivalents...................     $  15,571     $ 32,872    $ 29,112     $  19,757    $  12,387
   Working capital.............................        66,294       82,011      86,986        73,597      110,134
   Total assets................................       550,954      467,102     426,631       462,016      599,286
   Short-term debt, including current
     maturities of long-term debt..............       157,986(a)    46,848      32,829        49,660       49,248
Long-term debt, excluding current
     maturities and subordinated debt..........       102,059      174,506     152,539       154,726      414,432
   Senior subordinated debt - net..............       140,385      114,074     114,175       114,288            -
   Junior subordinated debt - net..............         7,981            -           -             -            -
   Stockholder's equity........................        20,550       20,675      26,254        23,607      (38,843)

(a) Was collateralized, in part, by $100.0 million of certificates of deposit, which were included in "Other current assets" in the December 31, 1994 Consolidated Balance Sheet.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See Part I - Item 1 - "Business" - "Special Note Regarding Forward-Looking Statements".

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain items appearing in the Consolidated Financial Statements.

                                                                                Percentage of Revenues
                                                                                Year Ended December 31,
                                                                        1996            1997            1998
                                                                      ------          ------          ------
             Revenues:
                  Specialty Plant Nutrients ..................          52.5%           58.6%           57.3%
                  Industrial Chemicals .......................          28.4            28.9            29.4
                  Organic Chemicals ..........................          10.6            12.5            13.3
                  Potash .....................................           8.5            --              --
                                                                      ------          ------          ------
                  Total revenues .............................         100.0%          100.0%          100.0%
             Operating costs and expenses:
                  Cost of goods sold .........................          83.4            81.2            79.4
                  General and administrative .................          11.3            11.3            12.1
                                                                      ------          ------          ------
             Operating income ................................           5.3             7.5             8.5
                  Interest expense ...........................          (7.8)           (7.8)           (8.9)
                  Interest and other income (expense) - net ..           6.2             1.5            (2.1)
                                                                      ------          ------          ------
             Income (loss) before income taxes,
                  extraordinary item and change in
                  accounting principle .......................           3.7             1.2            (2.5)
             Income tax provision ............................           1.0             0.8             0.9
                                                                      ------          ------          ------
             Income (loss) before extraordinary item
                  and change in accounting principle .........           2.7             0.4            (3.4)
             Extraordinary item - net ........................          (0.1)           --              (2.7)
             Cumulative effect of change in accounting
                  principle - net ............................          --              --              (0.3)
                                                                      ------          ------          ------
             Net income (loss) ...............................           2.6%            0.4%           (6.4)%
                                                                      ======          ======          ======

1998 Compared with 1997

       Revenues increased by 12.5% to $423.6 million in 1998 from $376.5 million in 1997, an increase of $47.1 million. The increase resulted from (i) increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $38.0 million principally due to an increase in quantities sold in 1998 versus the prior year, which year was adversely affected by the HCL Labor Dispute, with such increased sales partially offset by less favorable currency exchange rates in 1998 and (ii) an increase in revenues of Organic Chemicals of approximately $9.1 million. See Part I - Item 1 - "Business" - "Employees" above.

       Cost of goods sold as a percentage of revenues decreased to 79.4% in 1998 compared with 81.2% in 1997. Gross profit was $87.0 million in 1998, or 20.6% of revenues, compared with $70.9 million in 1997, or 18.8% of revenues, an increase of $16.1 million. The primary factors resulting in the increased gross profit in 1998 were (i) increased Specialty Plant Nutrients and Industrial Chemicals quantities sold as compared to 1997 primarily resulting from the adverse effect of the HCL Labor Dispute, (ii) lower raw material and energy costs and certain selling price increases and (iii) improved margins of Organic Chemicals. These increases were partially offset by less favorable currency exchange rates in 1998 and by certain increased costs relating to production interruptions and inefficiencies at HCL in 1998 resulting from (i) certain unscheduled maintenance to equipment required due to the lengthy period of shut-down during the HCL Labor Dispute and (ii) the impact of power interruptions associated with the installation of a new electrical co-generation facility at HCL's plant.

       General and administrative expense increased to $51.2 million in 1998 from $42.6 million in 1997, an increase of $8.6 million (12.1% of revenues in 1998 compared to 11.3% of revenues in 1997). This increase was due to (i) increased sales volume in 1998, and (ii) the general and administrative expenses recorded by the businesses acquired by the Company in 1998 (see Part I - Item 1
- "Business" above).

       As a result of the matters described above, the Company's operating income increased by $7.5 million to $35.8 million in 1998 as compared with $28.3 million in 1997. As a percentage of revenues operating income increased to 8.5% in 1998 from 7.5% in 1997.

       Interest expense increased by $8.1 million to $37.6 million in 1998 compared with $29.5 million in 1997 primarily as a result of (i) the March, 1998 issuance by the Company of its 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of all of its 11 7/8% Senior Subordinated Notes (see "Refinancing" below) and (ii) certain increased borrowings relating to the Company's investment and capital expenditure program. Interest and other income (expense) - net decreased in 1998 by $14.2 million, principally as the result of the settlement of the Bogalusa Litigation, partially offset by the gain related to the Laser/ESC combination (see Part I -
Item 3 - "Legal Proceedings" above and "Investment in Laser/ESC" below).

         As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle decreased by $14.8 million in 1998. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

       In 1998, the Company acquired the total amount outstanding ($115.0 million principal amount) of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $11.3 million (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in 1997.

       In 1998, the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with SOP 98-5. This change in accounting method resulted in a net charge of approximately $1.3 million.

1997 Compared with 1996

       Revenues decreased by 8.7% to $376.5 million in 1997 from $412.3 million in 1996, a decrease of $35.8 million. The decrease resulted from a $35.3 million reduction in sales associated with the Company's sale of its potash operations and a $3.9 million decrease in sales of Specialty Plant Nutrients and Industrial Chemicals primarily as a result of the HCL Labor Dispute and less favorable currency exchange rates in 1997. These decreases in sales were partially offset by higher sales of Organic Chemicals of $3.4 million. See "1996 Sale of Potash Operations" below and Part I Item 1 - "Business" - "Employees" above.

       Cost of goods sold as a percentage of revenues decreased to 81.2% in 1997 compared with 83.4% in 1996. Gross profit was $70.9 million in 1997, or 18.8% of revenues, compared with $68.4 million in 1996, or 16.6% of revenues, an increase of $2.5 million. The primary factors resulting in the increased gross profit were related to higher Organic Chemicals margins in 1997, lower raw material and energy costs and increased selling prices for the Company's Specialty Plant Nutrients and Industrial Chemicals, with such increases partially offset by less favorable currency exchange rates in 1997 of $15.0 million.

       Both 1997 and 1996 were adversely affected by the HCL Labor Dispute. The adverse effect of the HCL Labor Dispute related to: (i) a reduction in sales volume; (ii) the increased cost of production resulting from reduced manufacturing during the period which affected the fixed charge component of cost of sales; and (iii) lower gross margins due to inventory shortages which required purchases from third parties at substantially increased costs compared to the Company's costs. These adverse impacts were partially offset by lower labor costs during the HCL Labor Dispute and the net proceeds received from the Israeli manufacturers association under HCL's claim for damages, amounting to $3.1 million and $2.0 million in 1997 and 1996, respectively, applied for partial contribution towards the costs suffered during the period of the labor disruption.

       General and administrative expense decreased by $3.8 million to $42.6 million in 1997, from $46.4 million in 1996, but remained the same as a percentage of revenues at 11.3%. Most of the decreased expense related to the Company's potash operations, which were sold in 1996. In addition, during 1997, certain HCL general and administrative expenses declined as a result of lower wages.

       As a result of the matters described above, the Company's operating income increased by $6.3 million to $28.3 million in 1997 as compared with $22.0 million in 1996. As a percentage of revenues, operating income increased to 7.5% in 1997 from 5.3% in 1996.

       Interest expense decreased by $2.7 million to $29.5 million in 1997 compared with $32.2 million in 1996 primarily as a result of: (i) the maturity of the Company's Senior Subordinated Reset Notes in September 1996 and (ii) the prepayment of senior bank debt with a portion of the proceeds from the sale of the Company's potash operations. Interest and other income (expense) - net decreased in 1997 by $19.9 million, principally as the result of the gain on the sale of the Company's potash operations of $22.6 million in 1996, partially offset by increased realized gains on sales of marketable securities in 1997.

       As a result of the above factors, income before income taxes and extraordinary item decreased by $10.8 million in 1997. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

       In 1996, the Company acquired $19.1 million principal amount of its Senior Subordinated Reset Notes, which resulted in a loss of $0.6 million. Such loss (which has no current tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in 1997.

1996 SALE OF POTASH OPERATIONS

       On August 16, 1996, Cedar's wholly-owned subsidiary, NMPC, and EDP sold substantially all of their assets for an aggregate consideration of $56.2 million, including a payment for working capital of $11.2 million and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation - see Part I - Item 3 - "Legal Proceedings"). NMPC and EDP had conducted the Company's potash mining and production operations. The sale of the Company's potash operations resulted in a pre-tax gain, after considering certain costs relating thereto, of $22.6 million. Such gain is included in "Interest and other income (expense) - net" in the Consolidated Statement of Operations for 1996. During the year ended December 31, 1996, the potash operations contributed approximately $35.0 million (9%) to the Company's consolidated revenues, after eliminating intercompany sales. Approximately 50% of the aggregate sales proceeds received from the buyers were applied to partially prepay debt secured in part by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement at prevailing market rates during the period (subject to certain adjustments) with the buyer.

INVESTMENT IN LASER/ESC

       On November 9, 1997, Laser, a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. ESC develops, manufactures, and markets medical devices utilizing both state-of-the-art lasers and proprietary intense pulsed light source technology for non-invasive treatment of varicose veins and other benign vascular lesions, as well as for hair removal, skin cancer, skin rejuvenation and other clinical applications. ESC shares are traded in the United States on the NASDAQ National Market System. The Company's investment in ESC is accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Security" ("SFAS 115").

       As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million, which amount is included in the caption "Other assets" in the accompanying December 31, 1997 Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) - net" in the accompanying December 31, 1998 Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying December 31, 1998 Consolidated Balance Sheet. As of December 31, 1998, the quoted market value of the ESC shares declined to approximately $10.50 per share, resulting in the Company recording an unrealized loss of approximately $18.3 million. Most of this decline occurred in the latter part of September, 1998 and resulted from ESC's pre-announcement of third quarter 1998 operating results, which ESC indicated would show a decline when compared to operating results for its second quarter of 1998. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying December 31, 1998 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate an other than temporary impairment of the Company's investment in ESC.

       In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase 250,000 Laser shares. The Laser Warrant, which had a carrying value of $0.75 million, was distributed as a dividend in February, 1998.

CAPITAL RESOURCES AND LIQUIDITY

       The Company's consolidated working capital at December 31, 1998 and 1997 was $110.1 million and $73.6 million, respectively.

       Operations for the years ended December 31, 1998, 1997 and 1996, after adding back non-cash items, provided cash of approximately $31.0 million, $22.8 million and $11.1 million, respectively. During such years, other changes in working capital used cash of approximately $38.7 million, $13.1 million and $7.7 million, respectively, resulting in net cash being provided (used) from operating activities and working capital management of approximately ($7.7) million, $9.7 million and $3.4 million, respectively.

       Investment activities during the years ended December 31, 1998, 1997 and 1996 provided (used) cash of approximately ($95.5) million, ($33.5) million and $35.3 million, respectively. These amounts include: (i) additions to property in 1998, 1997 and 1996 of $63.4 million, $26.9 million and $13.6 million, respectively; (ii) purchases of marketable securities and other short-term investments in 1998, 1997 and 1996 of $33.6 million, $7.7 million and $9.4 million, respectively; (iii) sales of marketable securities and other short-term investments in 1998, 1997 and 1996 of $22.2 million, $8.0 million and $2.0 million, respectively; (iv) net assets acquired of operating businesses in 1998 of $9.3 million and (v) other items providing (using) cash in 1998, 1997 and 1996 of ($11.4) million, ($6.9) million and $56.4 million, respectively, including (a) in 1998, approximately $11.0 million relating to the purchase of approximately 42% of the equity of Lego and (b) in 1996, the gross proceeds relating to the Company's sale of its potash operations. The property additions in the 1998 period relate primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in the United States and Israel and the construction of a plant in the United States to produce MAP and MKP.

       Financing activities during the years ended December 31, 1998, 1997 and 1996 provided (used) cash of approximately $95.8 million, $14.4 million and ($42.5) million, respectively. These amounts include: (i) in 1998, the Refinancing described below and certain borrowings relating to the Company's investment and capital expenditure program, and (ii) in 1996, the Company's acquisition of a portion of its Senior Subordinated Reset Notes and the prepayment of certain bank debt with a portion of the proceeds from the sale of the Company's potash operations.

       As of December 31, 1998, the Company had outstanding long-term debt (excluding current maturities) of $414.4 million. The Company's primary sources of liquidity are cash flows generated from operations and the unused credit lines described in Note E of Notes to Consolidated Financial Statements.

REFINANCING

       On March 11, 1998, the Company commenced a private placement of $100.0 million principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135.0 million principal amount at maturity of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75.4 million. The sale of the Senior Notes and the Senior Discount Notes closed on March 16, 1998. A substantial portion (approximately $118.0 million) of the net proceeds from the sale was used in March, 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110.0 million principal amount of the Company's
11 7/8% Senior Subordinated Notes (the "11 7/8 % Notes") (the "Refinancing"). In addition, in the four month period ended July, 1998, the Company repurchased or redeemed the remaining $5.0 million principal amount of its 11 7/8% Notes. As a result of the Refinancing and the subsequent repurchases or redemptions of the 11 7/8% Notes, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Notes, the Company recognized an extraordinary charge for the early extinguishment of debt of approximately $11.3 million which is classified as an extraordinary item in the accompanying Consolidated Statement of Operations.

       The Senior Notes and the Senior Discount Notes are unsecured obligations of the Company and are pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right to payment to all subordinated indebtedness of the Company. Interest on the Senior Notes is payable semi-annually. Interest on the Senior Discount Notes accretes and compounds semi-annually but is not payable until 2003, after which interest will be payable semi-annually.

       See Note G of Notes to Consolidated Financial Statements.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

          Interest payments on the Senior Notes and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements. During the years ended December 31, 1998 and 1997, the Company spent approximately $63.4 million and $26.9 million, respectively, on capital projects, of which approximately $38.0 million and $10.8 million, respectively, relates to the Company's capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP (the "Plan"). The Company plans to complete the Plan by spending approximately $25.0 million during 1999. Ongoing maintenance capital expenditures are expected to be approximately $16.0 million per year.

          The Company's primary sources of liquidity are cash flows from operations and borrowings under the credit facilities of the Company. As of December 31, 1998, the Company had approximately $73.0 million of borrowing availability, consisting of $26.0 million of borrowing availability of the Company and the remainder at the Company's subsidiaries. In addition, during 1998 HCL entered into an $80.0 million credit facility which is being used to finance its planned capacity expansion at its Mishor Rotem, Israel facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities and dividends and other distributions available from the Company's subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company would complete any material acquisitions. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See Part I - Item 1 - "Business" - "Special Note Regarding Forward-Looking Statements".

FOREIGN CURRENCIES

          The Company has no significant foreign currency denominated revenues except at HCL. Approximately $167 million of HCL's total sales for the year ending December 31, 1998 are estimated to be made outside of Israel in currencies other than the U.S. dollar (principally Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the years ended December 31, 1998, 1997 and 1996 would have decreased by approximately $1.4 million, $7.0 million and $5.3 million, respectively.

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

         On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. On January 1, 1999 the Euro began trading on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange rate risk between the member countries. Beginning in January, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. HCL, the principal subsidiary of TRI that will be affected by the Euro conversion, has established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, the competitive impact of cross-border price transparency which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, recalculating currency risk and recalibrating derivatives and other financial instruments. The Company does not expect any required system conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or its results of operations.

INFLATION

     Inasmuch as only approximately $65.0 million of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1998, 1997 and 1996, the inflation rate of the NIS as compared to the U.S. dollar was greater (less) than the devaluation rate in Israel by (9.0%), (1.8%) and 6.9%, respectively.

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

     The Company operates on a decentralized independent operating company basis; consequently, the Y2K Project status may vary across TRI's various direct and indirect subsidiaries. As of December 31, 1998, for both IT Systems and Non-IT Systems, phases (i) and (ii) are generally complete and phase (iii) is in process. Based on its assessment of its major IT systems, the Company expects that all necessary modifications and/or replacements required in phase (iii) will be completed in a timely manner to ensure that all of TRI's various direct and indirect subsidiaries are Y2K compliant.

     The Y2K Project also considers the readiness of significant customers, suppliers and other third party providers. Each of TRI's various direct and indirect subsidiaries are currently assessing the status of its significant customers, suppliers and other third party providers with respect to their becoming Y2K compliant.

     The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Y2K problem, to the extent practicable. Such revisions are expected to be completed by mid 1999. These plans, which are intended to enable the Company to continue to operate on January 1, 2000 and beyond, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending operations. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers. The Company believes, however, that due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal systems and equipment during the completion of the Y2K Project and regarding the status of its suppliers, customers, and other third party providers in becoming Y2K compliant.

         Through December 31, 1998 the Company estimates that it has spent approximately $0.5 million in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Consolidated Statements of Operations. The Company estimates that the costs to be incurred subsequent to December 31, 1998 in its efforts to achieve Y2K compliance will aggregate approximately $1.0 million. The Company intends to fund from operations the costs of becoming Y2K compliant.

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

OTHER MATTERS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The adoption of SFAS 131 did not have a material effect on the Company's reporting disclosures.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Depending on the intended use of the derivative, changes in derivative fair values may be charged to operations unless the derivative qualifies as a hedge under certain requirements. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company is evaluating the impact, if any, of SFAS 133 on its consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to certain market risks which are inherent in the Company's normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion and sensitivity analysis of the Company's primary market risk exposures is presented below.

INTEREST RATE RISK

     Since approximately $240 million of the Company's long-term debt at December 31, 1998 is at variable interest rates, the Company is exposed to changes in interest rates. Accordingly, based on the amount of variable rate debt outstanding at December 31, 1998, every one percent change in interest rates would impact the Company by approximately $2.4 million on an annualized basis. From time-to-time, the Company has entered into financial instruments to convert a portion of its variable rate debt to fixed, thereby managing, to such extent, its credit risk. See Note M of Notes to Consolidated Financial Statements.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company has no significant foreign currency denominated revenues except at HCL. Approximately $167 million of HCL's total sales for the year ended December 31, 1998 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent the U.S. dollar instantaneously weakens or strengthens by one percent from its level of December 31, 1998 versus all foreign currencies as a group, (with all other variables, including interest rates, held constant) HCL's results would be favorably or unfavorably affected by approximately $1.7 million on an annualized basis for each such one percent change. In order to mitigate the impact of currency fluctuations against the U.S. dollar the Company has a general policy of hedging a portion of its next twelve month's foreign sales denominated in Western European currencies by entering into foreign exchange contracts. See Note A of Notes to Consolidated Financial Statements.

     Since the Company does not plan to repatriate foreign assets and considers foreign earnings to be permanently invested overseas, the exposure to changes in foreign currency exchange rates with respect to such assets is primarily limited to cumulative translation adjustments, which have been reported in Comprehensive Income.

MARKETABLE EQUITY SECURITIES

     At December 31, 1998 the Company's portfolio of marketable equity securities was recorded at $28.0 million and included net unrealized losses of $19.1 million. Accordingly, to the extent quoted market values relating to the Company's portfolio of marketable equity securities at December 31, 1998 change by one percent, the Company's valuation of such portfolio would be impacted by approximately $0.3 million for each such one percent change.

ITEM 8.   Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements and Schedule on page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                                      PART III

ITEM 10.  Directors and Executive Officers of the Registrant

       The directors and executive officers of the Company are as follows:

      NAME                                 AGE        POSITION
      ----                                 ---        --------
      Arie Genger                          53         Chairman of the Board and Chief Executive Officer

      Thomas G. Hardy                      53         President and Chief Operating Officer; Director

      Gabriel Politzer                     49         Senior Vice President

      Lester W. Youner                     53         Vice President, Treasurer and Chief Financial Officer and Secretary

      John J. Lewandowski                  43         Vice President-Corporate Development

      Michael P. Oravec                    47         Vice President-Corporate Taxation

      Elan Yaish                           29         Controller

      Avi  D. Pelossof                     52         Director and Chairman of the Board of HCL

      Martin A. Coleman                    68         Director

      Sash A. Spencer                      67         Director

       In addition, the following are key employees of the Company's subsidiaries:

      NAME                                 AGE        POSITION
      ----                                 ---        --------
      Esther Eldan                         44         Managing Director of HCL

      J. Randal Tomblin                    56         Senior Vice President of Cedar and President of the Organic Chemicals
                                                      Division

      John D. Kelly                        57         President of Vicksburg

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

       Arie Genger has been a director and Chairman of the Board of Directors and Chief Executive Officer of the Company since 1986, the sole member of the Executive Committee since June, 1988, and was President of the Company from 1986 to December, 1993.

       Thomas G. Hardy has been President and Chief Operating Officer of the Company since December, 1993, was Executive Vice President of the Company from June, 1987 to December, 1993 and has been a director and member of the Financial Advisory Committee since October, 1992. He was a director of Laser from January, 1990 until February,

1998 and has been a director of ESC since February, 1998 (see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Investment in Laser/ESC").

       Gabriel Politzer has been a Senior Vice President of the Company since January 1, 1998, with responsibilities for the Company's worldwide Specialty Plant Nutrients products. He was Executive Vice President of Vicksburg from September, 1993 to January, 1998. From January, 1989 through September, 1993, he was Vice President of Sales and Marketing at HCL. From 1983 to 1989 he was Chief Financial Officer of Negev Phosphates (a major subsidiary of Israel Chemicals Ltd.).

       Lester W. Youner has been Vice President, Treasurer and Chief Financial Officer of the Company since October, 1987 and has been Secretary since December 31, 1996. From June, 1979 until October, 1987 he was a Partner of Deloitte & Touche LLP, a public accounting firm. He was a director of Laser from November, 1996 to February, 1998.

       John J. Lewandowski has been Vice President-Corporate Development of the Company since September, 1996. From September, 1995 until August, 1996 he served as the President of the Company's Potash Group. From January, 1995 (when he accepted a position with the Company) until September, 1995 he served as the Company's Director of Business Development. From 1991 through 1994 he served in a variety of consulting and business advisory roles for several chemical producers in the United States and Eastern Europe. From 1983 to 1990 he was employed by Arcadian Corporation in positions of increasing responsibility, his last position being Director-Nitrogen Products.

       Michael P. Oravec has been Vice President-Corporate Taxation of the Company since January, 1997. From December, 1994 (when he accepted a position with the Company) until December, 1996 he served as the Company's Director of Taxes. From 1980 to 1994 he was employed by The Mennen Company, in positions of increasing responsibility, his last position being Director of Taxes.

       Elan Yaish has been Controller of the Company since January 1, 1999. From June, 1996 (when he accepted a position with the Company) until December, 1998 he served as the Company's Director of Corporate Reporting. From 1992 to 1996 he was employed by Deloitte & Touche LLP, a public accounting firm, in positions of increasing responsibility.

       Avi D. Pelossof has been a director of the Company since February 26, 1999. In addition, he has been the Chairman of the Board of Directors of HCL since April, 1998, was Active Co-Chairman of the Board of HCL from November, 1997 to April, 1998, was Deputy Chairman of the Board of HCL from May, 1997 to November, 1997 and has been a director of HCL since March, 1997. He has been a member of the law firm of Zellermayer & Pelossof, general counsel to HCL, since 1987. He was a director of Laser from 1996 to February, 1998 and has been a director of Nilit Ltd., a nylon yarn producer, since 1995. From 1980 to 1986 he was Managing Director and Chief Executive Officer of Elite Food Industries Ltd. He was a member of the Israeli Securities Authority in the 1970's, a director of the Tel Aviv Stock Exchange Ltd. in the 1980's and was Acting Chairman of the Board in 1996. He was a director of Israel Aircraft Industries Ltd. from 1984 and was Chairman of the Board in 1987.

       Martin A. Coleman has been a director since March, 1993. Since January, 1991 he has been a private investor. Prior to that he was a member of the law firm of Rubin Baum Levin Constant & Friedman, general counsel to the Company, for more than five years.

       Sash A. Spencer has been a director since October, 1992 and a member of the Financial Advisory Committee since March, 1993. He has been a private investor and Chairman of Holding Capital Management Corp., a private investment firm, for more than five years and is on the board of directors of several private companies.

       Esther Eldan has been Managing Director of HCL since April 1, 1998. From January, 1996 until March 31, 1998 she served as the general manager of HCL's Specialty Fertilizer Division. Previously, she was the Chief Financial Officer of HCL for more than five years. Ms. Eldan joined HCL in 1981.

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

       John D. Kelly has been President of Vicksburg since March 1, 1999. From 1998 until February, 1999 he served as President of TRI Pro, Inc. an indirect subsidiary of the Company and as a Vice President of Vicksburg. From 1976 to 1997, he served in various executive officer capacities at Na-Churs, his last position being President.

       Lawrence M. Small, 57, has been Chairman of the Financial Advisory Committee of the Board of Directors since October, 1992. Mr. Small is President and Chief Operating Officer of Fannie Mae, the country's largest investor in home mortgages and issuer of mortgage-backed securities, headquartered in Washington, DC, which he joined in September, 1991. Prior to 1991 when Mr. Small joined Fannie Mae, he had served as Vice Chairman and Chairman of the Executive Committee of the Boards of Directors of Citicorp and Citibank, N.A. since January, 1990. Prior to assuming that position, Mr. Small had been Sector Executive since 1985, responsible for Citicorp and Citibank's Institutional Bank. He had been associated with Citibank since 1964. Mr. Small is also a director of Fannie Mae, the Chubb Corporation, Marriott International, Inc., the Fannie Mae Foundation, the National Building Museum and New York City's Spanish Repertory Theatre. He is a Trustee Emeritus of Brown University and of Morehouse College; he is also a trustee of Mt. Sinai-New York University Medical Center and Health System.

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

       ITEM 11.  Executive Compensation

       The following table sets forth the aggregate compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and to its next four most highly compensated executive officers serving as such at the end of the 1998 fiscal year:

                                                     ANNUAL COMPENSATION(a)                        ALL OTHER
NAME AND PRINCIPAL POSITION                          YEAR            SALARY         BONUS        COMPENSATION(b)
---------------------------                          ----            ------         -----        ---------------
Arie Genger.................................         1998           $750,000       $     -           $802,000
   Chairman of the Board and Chief Executive         1997            750,000       400,000            797,000
   Officer                                           1996            750,000       750,000            682,000

Thomas G. Hardy.............................         1998            450,000             -              7,000
   President and Chief Operating Officer and         1997            425,000       150,000              5,000
   Director                                          1996            400,000       175,000          1,405,000

Gabriel Politzer............................         1998            300,000       100,000              6,000
   Senior Vice President

Lester W. Youner............................         1998            276,000        75,000              7,000
   Vice President, Treasurer and Chief               1997            263,000        75,000              5,000
   Financial Officer and Secretary                   1996            251,000       100,000              5,000

John J. Lewandowski.........................         1998            130,000        35,000              6,000
   Vice President-Corporate Development              1997            125,000        35,000              4,000
                                                     1996            120,000       105,000              4,000

----------
(a) During the period covered by the table, the Company did not make any restricted stock awards and did not have in effect any stock option or stock appreciation rights plan. See "Compensation Agreements" for Mr. Hardy's bonus arrangement.

(b) For 1998 includes in the case of Mr. Genger the cost to the Company of split-dollar life insurance policies on the life of Mr. Genger (the "Split-Dollar Policies"). The Company paid premiums on the Split-Dollar Policies of $289,000 in 1998. Additionally, for 1998, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $6,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance;
(ii) in the case of Messrs. Hardy, Politzer, Youner and Lewandowski, $6,000 each for the Company's matching contribution to a profit sharing thrift plan; and
(iii) $1,000 each for Messrs. Hardy and Youner for the premium on term life and disability insurance.

       For 1997 includes in the case of Mr. Genger the cost to the Company of the Split-Dollar Policies. The Company paid premiums on the Split-Dollar Policies of $286,000 in 1997. Additionally, for 1997, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Youner and Lewandowski, $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $1,000 each for Messrs. Hardy and Youner for the premium on term life and disability insurance.

       For 1996 includes in the case of Mr. Genger the cost to the Company of the Split-Dollar Policies. The Company paid premiums on the Split-Dollar Policies of $171,000 in 1996. Additionally, for 1996, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Youner and Lewandowski, $4,000 each for the Company's matching contribution to a profit sharing thrift plan; and (iii) $1,000 each for Messrs. Hardy and Youner for the premium on term life insurance. In the case of Mr. Hardy, also includes $1,400,000 deposited in trust for Mr. Hardy. See "Compensation Agreements".

       The Company is entitled to a refund of the cumulative annual premiums paid by it to the insurers pursuant to the Split-Dollar Policies before any benefits are paid by the insurers to the owner or beneficiaries of the policies.

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

       Pursuant to a salary continuation agreement between the Company and Lester W. Youner, the Company is obligated to pay Mr. Youner a retirement allowance (the "Allowance") of $100,000 per year for life commencing at age 65. In the event of Mr. Youner's death after the commencement of the payment of the Allowance, Mr. Youner's designated beneficiary is to receive the Allowance until 10 annual payments shall have been made to Mr. Youner and his beneficiary. Mr. Youner became 35% vested in the Allowance on December 31, 1998 and shall continue to vest at the rate of 5% per year thereafter provided that he remains in the employ of the Company. Notwithstanding the foregoing, the Allowance will become 100% vested on the earlier of Mr. Youner's 65th birthday or the occurrence of an acceleration event, including a change of control of the Company. Mr. Youner forfeits the Allowance if his employment is terminated for cause (as defined) or, if within two years after the voluntary termination of his employment, Mr. Youner engages directly or indirectly in any activity competitive with the Company or any of its subsidiaries. The agreement further provides that in the event of Mr. Youner's death prior to his 65th birthday while in the active employ of the Company, his designated beneficiary is to receive an annual death benefit of $100,000 for 10 years. Mr. Youner's death benefit is currently 100% vested.

       The Company is also a party to certain agreements relating to the Split-Dollar Policies on the life of Mr. Genger as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Board of Directors does not have a Compensation Committee. Executive officer compensation matters were determined by the Board of Directors, whose five members currently include Mr. Genger, Chairman of the Board and Chief Executive Officer of the Company, and Mr. Hardy, President and Chief Operating Officer of the Company. No director has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

COMPENSATION OF DIRECTORS

       Officers of the Company who serve as directors do not receive any compensation for serving as directors. Martin A. Coleman and Sash A. Spencer each receive $15,000 annually for serving as directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information, as of March 29, 1999, as to the beneficial ownership of the Common Stock of the Company, which is the only outstanding class of voting security of the Company:


NAME AND ADDRESS                                                        SHARES OWNED          PERCENT OF CLASS
----------------                                                        ------------          ----------------
Common Stock, $.01 par value(a):

      TPR(b)
      9 West 57th Street
      New York, NY 10019...................................                   3,000                 100%

All executive officers and directors
      as a group (ten persons)(b)..........................                   3,000                 100%

----------
(a) All of the shares of the Common Stock of the Company are pledged by TPR to secure a TPR note in the principal amount of $7,000,000 issued to a former indirect stockholder and director of the Company. TPR also owns all outstanding shares of a non-voting preferred stock of the Company. See Note L of Notes to Consolidated Financial Statements.

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

      During 1994, as a result of the settlement of certain litigation with a former indirect stockholder and director of the Company, TPR (in addition to acquiring certain financial assets) assumed a $4,000,000 obligation that was previously owed to the Company by the wife of the former indirect stockholder and director. Such obligation, which is included in "other assets" in the accompanying Consolidated Balance Sheets, bears interest at the rate of 8.75% per year and is due in the year 2005.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   (1)-(2)    See Index to Consolidated Financial Statements and Schedule on
                 Page F-1.

      (3)        See Index to Exhibits on Page E-1.

(b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       Trans-Resources, Inc.
                                         (Registrant)

                                       By  Lester W. Youner
                                           ------------------------------
                                           Lester W. Youner
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           and Secretary

Dated: March 29, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

PRINCIPAL EXECUTIVE OFFICER:

     ARIE GENGER
     Chairman of the Board and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

     LESTER W. YOUNER
     Vice President, Treasurer and Chief Financial Officer and Secretary


                                       By  Lester W. Youner
                                           ----------------------------------
                                           Lester W. Youner
                                           For Himself and As Attorney-In-Fact


Directors:

     Arie Genger                           Dated:  March 29, 1999
     Thomas G. Hardy
     Avi D. Pelosoff
     Martin A. Coleman
     Sash A. Spencer

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

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

     No annual report or proxy materials have been sent to the Company's security holders. This Annual Report on Form 10-K will be furnished to the holders of the Company's 10 3/4% Senior Notes and 12% Senior Discount Notes.

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS                                                                                          Page

     Independent Auditors' Report....................................................................          F-2
     Report of Independent Accountants...............................................................          F-3
     Consolidated Balance Sheets, December 31, 1997 and 1998.........................................          F-4
     Consolidated Statements of Operations,
         for the Years Ended December 31, 1996, 1997 and 1998........................................          F-5
     Consolidated Statements of Stockholder's Equity and Comprehensive Income
         for the Years Ended December 31, 1996, 1997 and 1998........................................          F-6
     Consolidated Statements of Cash Flows,
         for the Years Ended December 31, 1996, 1997 and 1998........................................          F-7
     Notes to Consolidated Financial Statements......................................................          F-8

SCHEDULE

     Schedule I - Condensed Financial Information of Registrant,
         for the Years Ended December 31, 1996, 1997 and 1998........................................          S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Trans-Resources, Inc. New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedule of Trans-Resources, Inc. (a wholly-owned subsidiary of TPR Investment Associates, Inc.) and Subsidiaries (the "Company") listed in the foregoing Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Cedar Chemical Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 19 percent and 22 percent of consolidated total assets as of December 31, 1998 and 1997, respectively, and total revenues constituting 28 percent, 31 percent and 33 percent of consolidated total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cedar Chemical Corporation, is based solely on the report of such other auditors.

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

In our opinion, based upon our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Resources, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and (as to the amounts included for Cedar Chemical Corporation) the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for the costs of start-up activities in 1998.


Deloitte & Touche LLP


New York, New York
March 25, 1999

Report of Independent Accountants


To the Board of Directors and Shareholder of Cedar Chemical Corporation:


In our opinion, the consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Cedar Chemical Corporation (a wholly-owned subsidiary of Trans-Resources, Inc.) and its subsidiaries ("Cedar") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Cedar's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Memphis, Tennessee
February 12, 1999, except as to Note 12, which is as of March 25, 1999

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                              ------------
                                                                                        1997              1998
                                                                                        ----              ----
                                                                                             (in thousands)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .................................................   $  19,757         $  12,387
     Accounts receivable .......................................................      82,551            90,998
     Inventories ...............................................................      60,126            95,442
     Other current assets ......................................................      33,578            63,608
     Prepaid expenses ..........................................................      16,122            16,477
                                                                                   ---------         ---------
         Total Current Assets ..................................................     212,134           278,912

PROPERTY, PLANT AND EQUIPMENT - net ............................................     207,487           260,585

OTHER ASSETS ...................................................................      42,395            59,789
                                                                                   ---------         ---------
         Total .................................................................   $ 462,016         $ 599,286
                                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ......................................   $  13,080         $  10,183
     Short-term debt ...........................................................      36,580            39,065
     Accounts payable ..........................................................      58,662            76,306
     Accrued expenses and other current liabilities ............................      30,215            43,224
                                                                                   ---------         ---------
         Total Current Liabilities .............................................     138,537           168,778
                                                                                   ---------         ---------
LONG-TERM DEBT - net:
     Senior indebtedness, notes payable and other obligations ..................     154,726           414,432
     Senior subordinated debt - net ............................................     114,288              --
                                                                                   ---------         ---------
         Long-Term Debt - net ..................................................     269,014           414,432
                                                                                   ---------         ---------
OTHER LIABILITIES ..............................................................      30,858            54,919
                                                                                   ---------         ---------
STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding ....................................       7,960             7,960
     Common stock, $.01 par value, 3,000 shares
         authorized, issued and outstanding ....................................        --                --
     Additional paid-in capital ................................................       8,682             8,682
     Retained earnings .........................................................       6,203           (34,922)
     Cumulative translation adjustment .........................................         (67)           (1,462)
     Unrealized gains (losses) on marketable securities ........................         829           (19,101)
                                                                                   ---------         ---------
         Total Stockholder's Equity ............................................      23,607           (38,843)
                                                                                   ---------         ---------
              Total ............................................................   $ 462,016         $ 599,286
                                                                                   =========         =========


                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1996, 1997 and 1998

                                                               1996              1997              1998
                                                               ----              ----              ----
                                                                           (in thousands)
REVENUES .........................................        $ 412,305         $ 376,531         $ 423,558

OPERATING COSTS AND EXPENSES:
   Cost of goods sold ............................          343,930           305,588           336,544
   General and administrative ....................           46,419            42,622            51,221
                                                          ---------         ---------         ---------
OPERATING INCOME .................................           21,956            28,321            35,793

   Interest expense ..............................          (32,195)          (29,475)          (37,605)
   Interest and other income (expense) - net .....           25,448             5,550            (8,624)
                                                          ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES,
   EXTRAORDINARY ITEM AND CHANGE IN
   ACCOUNTING PRINCIPLE ..........................           15,209             4,396           (10,436)

INCOME TAX PROVISION .............................            4,016             2,952             3,882
                                                          ---------         ---------         ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
   AND CHANGE IN ACCOUNTING PRINCIPLE ............           11,193             1,444           (14,318)

EXTRAORDINARY ITEM - Loss on repurchase
   of debt (no income tax benefit) ...............             (553)             --             (11,328)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, net of income tax benefit of $80,000             --                --              (1,253)
                                                          ---------         ---------         ---------
NET INCOME (LOSS) ................................        $  10,640         $   1,444         $ (26,899)
                                                          =========         =========         =========


                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 1996, 1997 and 1998

                                                                ADDITIONAL               CUMULATIVE     UNREALIZED
                                           PREFERRED   COMMON    PAID-IN     RETAINED    TRANSLATION  GAINS (LOSSES)
                                             STOCK     STOCK     CAPITAL     EARNINGS     ADJUSTMENT   ON SECURITIES
                                             -----     -----     -------     --------     ----------    -----------
                                                                          (in thousands)
BALANCE, JANUARY 1, 1996.................. $  7,960   $    -    $ 8,682      $  4,764       $  (594)    $   (137)

   Net income..............................                                    10,640
   Dividends:
      Common stock.........................                                    (5,208)
      Preferred stock......................                                      (851)
   Net change during year..................                                                     227          771
                                           --------   ------     -------    ---------      ---------    --------

BALANCE, DECEMBER 31, 1996................    7,960         -      8,682        9,345          (367)         634

   Net income..............................                                     1,444
   Dividends:
      Common stock.........................                                    (3,736)
      Preferred stock......................                                      (850)
   Net change during year..................                                                      300         195
                                           --------   ------     -------    ---------      ---------    --------

BALANCE, DECEMBER 31, 1997................    7,960        -       8,682        6,203            (67)        829

   Net loss................................                                   (26,899)
   Dividends:
      Common stock, including
           non-cash dividend of $750,000...                                   (13,376)
      Preferred stock......................                                      (850)
    Net change during year................                                                    (1,395)    (19,930)
                                           --------   ------     -------    ---------      ---------    --------

BALANCE, DECEMBER 31, 1998................ $  7,960   $    -     $ 8,682    $ (34,922)     $  (1,462)   $(19,101)
                                           ========   ======     =======    =========      =========    ========


                                                         COMPREHENSIVE
                                                TOTAL       INCOME
                                                -----       ------

BALANCE, JANUARY 1, 1996..................     $20,675

   Net income..............................     10,640     $ 10,640
   Dividends:
      Common stock.........................     (5,208)
      Preferred stock......................       (851)
   Net change during year..................        998          998
                                              ---------    --------

BALANCE, DECEMBER 31, 1996................      26,254     $ 11,638
                                                           ========
   Net income..............................       1,444    $  1,444
   Dividends:
      Common stock.........................      (3,736)
      Preferred stock......................        (850)
   Net change during year..................         495         495
                                              ---------    --------

BALANCE, DECEMBER 31, 1997................       23,607    $  1,939
                                                           ========
   Net loss................................     (26,899)   $(26,899)
   Dividends:
      Common stock, including
           non-cash dividend of $750,000...     (13,376)
      Preferred stock......................        (850)
    Net change during year................      (21,325)    (21,325)
                                              ---------    --------

BALANCE, DECEMBER 31, 1998................    $ (38,843)   $(48,224)
                                              =========    ========


                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1997 and 1998

                                                                                   1996              1997              1998
                                                                                   ----              ----              ----
                                                                                                (in thousands)
OPERATING ACTIVITIES AND WORKING CAPITAL MANAGEMENT:
  Operations:
    Net income (loss) ......................................................  $  10,640         $   1,444         $ (26,899)
    Items not requiring (providing) cash:
        Depreciation and amortization of property, plant and
             equipment and other assets ....................................     21,499            21,208            22,086
        Amortization of deferred financing costs and accretion
             of interest expense ...........................................      1,190               891             8,618
        Gain on sale of potash operations (1996) and gain on
               Laser/ESC share exchange (1998) .............................    (22,579)             --             (22,946)
        Extraordinary item - loss on repurchase of debt ....................        553              --              11,328
        Cumulative effect of change in accounting principle ................       --                --               1,253
        Provision for loss on settlement of Bogalusa Litigation ............       --                --              36,204
        Deferred taxes and other - net .....................................       (226)             (762)            1,400
                                                                              ---------         ---------         ---------
        Total ..............................................................     11,077            22,781            31,044
  Working capital management:
        Accounts receivable and other current assets .......................     (3,912)          (20,153)           (8,274)
        Inventories ........................................................      5,603            (8,919)          (28,896)
        Prepaid expenses ...................................................        469            (1,487)             (650)
        Accounts payable ...................................................    (11,239)           20,629            10,826
        Accrued expenses and other current liabilities .....................      1,360            (3,106)          (11,759)
                                                                              ---------         ---------         ---------
             Cash provided by (used in) operations and working capital
                 management ................................................      3,358             9,745            (7,709)
                                                                              ---------         ---------         ---------
INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment ...............................    (13,570)          (26,862)          (63,425)
  Sales of marketable securities and short-term investments ................      1,965             7,982            22,195
  Purchases of marketable securities and short-term investments ............     (9,432)           (7,743)          (33,572)
  Net assets acquired (excluding cash and cash equivalents) ................       --                --              (9,265)
  Other - net, including proceeds from sale of potash operations (1996)
    and purchase of an equity investment in Lego (1998) ....................     56,376            (6,909)          (11,439)
                                                                              ---------         ---------         ---------
             Cash provided by (used in) investment activities ..............     35,339           (33,532)          (95,506)
                                                                              ---------         ---------         ---------
FINANCING ACTIVITIES:
  Increase in long-term debt ...............................................     44,168            12,000           258,862
  Repurchases, payments and current maturities of long-term debt ...........    (89,769)          (14,214)         (151,470)
  Increase in short-term debt ..............................................      9,203            21,232             1,929
  Dividends to stockholder .................................................     (6,059)           (4,586)          (13,476)
                                                                              ---------         ---------         ---------
             Cash provided by (used in) financing activities ...............    (42,457)           14,432            95,845
                                                                              ---------         ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (3,760)           (9,355)           (7,370)

CASH AND CASH EQUIVALENTS:
  Beginning of year ........................................................     32,872            29,112            19,757
                                                                              ---------         ---------         ---------
  End of year ..............................................................  $  29,112         $  19,757         $  12,387
                                                                              =========         =========         =========


                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A.     SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

          Principles of Consolidation and Basis of Presentation

     The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect independently managed and financed subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"); Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"); and Plant Products Co. Ltd. ("Plant Products"). TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. ("TPR"). As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries.

     On August 16, 1996 NMPC, Inc. (name changed from New Mexico Potash Corporation upon completion of the sale of its potash operations in August,
1996) and EDP, Inc. (name changed from Eddy Potash, Inc. upon completion of the sale of its potash operations in August, 1996) sold their potash producing assets for an aggregate consideration of $56,154,000, including a payment for working capital of $11,154,000, and the assumption of specified liabilities (but excluding, among other things, certain antitrust litigation - see Part I - Item 3 - "Legal Proceedings"). The sale of the Company's potash operations resulted in a pre-tax gain, after considering certain costs relating thereto, of $22,579,000. Such gain is included in "Interest and other income (expense) - net" in the accompanying Consolidated Statement of Operations for 1996 (see Note
K). During the year ended December 31, 1996, the potash operations contributed approximately $35,000,000 (9%) to the Company's consolidated revenues, after eliminating intercompany sales.

     Approximately 50% of the aggregate sales proceeds were applied to prepay debt secured by the assets of NMPC or EDP. In connection with the sale, Vicksburg entered into a five year potash supply agreement, at prevailing market rates during the period (subject to certain adjustments), with the buyer.

     Investment in Laser/ESC

     On November 9, 1997, Laser Industries Limited ("Laser"), a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. ESC develops, manufactures, and markets medical devices utilizing both state-of-the-art lasers and proprietary intense pulsed light source technology for non-invasive treatment of varicose veins and other benign vascular lesions, as well as for hair removal, skin cancer, skin rejuvenation and other clinical applications. ESC shares are traded in the United States on the NASDAQ National Market System. The Company's investment in ESC is accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9,100,000, which amount is included in the caption "Other assets" in the accompanying December 31, 1997 Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22,900,000 during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) - net" in the accompanying December 31, 1998 Consolidated Statement of Operations (see Note K). Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying December 31, 1998 Consolidated Balance Sheet. As of December 31, 1998, the quoted market value of the ESC shares declined to approximately $10.50 per share, resulting in the Company recording an unrealized loss of approximately $18,328,000. Most of this decline occurred in the latter part of September, 1998 and resulted from ESC's pre-announcement of third quarter 1998 operating results, which ESC indicated would show a decline when compared to operating results for its second quarter of 1998. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying December 31, 1998 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate an other than temporary impairment of the Company's investment in ESC.

     In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase 250,000 Laser shares. The Laser Warrant, which had a carrying value of $750,000, was distributed as a dividend in February, 1998.

     During the years ended December 31, 1996 and 1997, the Company recorded equity in Laser's earnings, inclusive of goodwill amortization, of $2,280,000 and $1,558,000, respectively. Such amounts are included in "Interest and other income (expense) - net" in the accompanying Consolidated Statements of Operations (see Note K).

     Acquisitions

     During 1998, Company subsidiaries completed several small acquisitions. Effective January 1, 1998, the Company acquired a Spanish company engaged in the manufacturing and distribution of specialty plant nutrients; effective May 1, 1998, the Company acquired EMV Kft. ("EMV"), a Hungarian business engaged in the manufacturing and marketing of organic chemicals; effective October 30, 1998, the Company acquired Plant Products, headquartered in Ontario, Canada, which manufactures and markets specialty plant nutrients for commercial horticulture, specialty high value crops and retail markets; and effective December 18, 1998, the Company acquired Alpine Plant Foods, Inc. (including its Canadian subsidiary; together "Alpine"), which manufactures and distributes high purity liquid fertilizers.

     Each of these acquisitions have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these acquired businesses was approximately $24,600,000 and resulted in approximately $11,000,000 in goodwill, with such goodwill generally being amortized over a 20 year period. These acquisitions did not have a significant effect on the Company's consolidated operations subsequent to their respective acquisition dates during 1998. The aggregate consolidated revenues (unaudited) for these companies for the year ended December 31, 1998 (or their most recent fiscal year, as applicable) amounted to approximately $58,000,000.

     In addition, effective February 4, 1998, a subsidiary of HCL purchased approximately a 42% equity interest in Lego Irrigation, Ltd ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems, for a purchase price of approximately $11,000,000. On March 9, 1999, as contemplated by the terms of the initial purchase of the Lego shares, the subsidiary of HCL purchased, pursuant to an option, an additional 34% equity interest in Lego for approximately $10,000,000.

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

     The Company's revenues by region for the years ended December 31, 1996, 1997 and 1998 are set forth below:

                                                                                      1996        1997        1998
                                                                                      ----        ----        ----
                                                                                              (in millions)
Europe .......................................................................        $160        $148        $168
United States ................................................................         145         128         145
Asia .........................................................................          37          29          28
Canada and Latin America .....................................................          24          22          33
Israel .......................................................................          23          19          19
Australia ....................................................................           6           6           8
Africa and other .............................................................          17          25          23
                                                                                      ----        ----        ----
       Total .................................................................        $412        $377        $424
                                                                                      ====        ====        ====


         The Company has grouped its revenues into general product categories that reflect the different product uses. These product groups are: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals, which contributed the following revenues for the years ended December 31, 1997 and 1998:

                                                                            1997        1998
                                                                            ----        ----
                                                                             (in millions)
Specialty Plant Nutrients ..........................................        $221        $243
Industrial Chemicals ...............................................         109         125
Organic Chemicals ..................................................          47          56
                                                                            ----        ----
          Total ....................................................        $377        $424
                                                                            ====        ====

     As of December 31, 1997 and 1998, the Company's assets were located in the United States (37% and 34%, respectively) and abroad (principally Israel) (63% and 66%, respectively). The Company has no single customer accounting for more than 10% of its revenues.

     Functional Currency and Transaction Gains and Losses

     The Company has no significant foreign currency denominated revenues except at HCL. Approximately $167,000,000 of HCL's total sales for the year ended December 31, 1998 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company has a policy of hedging a significant portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. At December 31, 1997 and 1998, there were outstanding contracts to purchase $27,000,000 and $24,100,000, respectively, in various European currencies, principally British Pounds and Spanish Pesetas in 1997 and Deutsche Marks and Spanish Pesetas in 1998.

     If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's operating income for the years ended December 31, 1996, 1997 and 1998 would have decreased by $6,900,000, $7,000,000 and $1,400,000, respectively, and income before income taxes would have decreased by approximately $5,300,000, $7,000,000 and $1,400,000, respectively.

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

     Raw materials purchased in Israel are mainly quoted at prices linked to the U.S. dollar. The U.S. dollar is the functional currency and accordingly the financial statements of HCL are prepared, and the books and records of HCL (except for certain subsidiaries included in the following paragraph) are maintained, in U.S. dollars.

     The assets, liabilities and operations of certain foreign subsidiaries of the Company are measured using the currency of the primary economic environment in which the respective subsidiary operates. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Revenues, expenses, gains and losses are translated at the weighted average exchange rate for the period. Translation adjustments, resulting from the process of translating such subsidiarys' financial statements from their respective currencies into U.S. dollars, are recorded as a separate component of stockholder's equity.

     Inventories

     Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out method.

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is recorded under the straight-line method at generally the following annual rates:

                  Buildings............................................       3 - 8%
                  Machinery, plant and equipment.......................       5 - 25%
                  Office furniture and equipment.......................       6 - 20%

     Expenditures for maintenance and repairs are charged to expense as incurred. Investment grants from the Israeli Government are initially recorded as a reduction of the capitalized asset and are amortized over the estimated useful life of the respective asset. HCL recorded investment grants for the years ended December 31, 1996, 1997 and 1998 amounting to $248,000, $1,646,000 and $16,692,000, respectively.

     Investments In Marketable Securities and Other Short-Term Investments

     In accordance with SFAS 115, the Company classifies its equity and fixed maturity securities as available-for-sale and reports such securities at fair value, with unrealized gains and losses recorded as a separate component of stockholder's equity.

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

     For purposes of the consolidated financial statements, taxes on income have been computed as if the Company and its domestic subsidiaries filed its own consolidated Federal income tax return without regard to the tax allocation agreement. Payments to TPR, if any, representing the excess of amounts determined under the tax allocation agreement over amounts determined for the purposes of consolidated financial statements are charged to retained earnings. During the three years in the period ended December 31, 1998, TPR did not require payment of amounts different from that which was computed as if the Company and its consolidated subsidiaries filed its own consolidated income tax returns.

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

     During 1996, 1997 and 1998 the Company incurred environmental clean-up costs of approximately $300,000, $400,000 and $900,000, respectively. In addition, at December 31, 1997 and 1998, the Company has accrued approximately $1,600,000 and $2,700,000, respectively, related to the estimated costs to be incurred for various environmental liabilities.

     Research and Development Costs

     Research and development costs are charged to expense as incurred and amounted to $2,693,000, $2,421,000 and $2,661,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Risk Management Derivatives

     Amounts receivable or payable under interest rate swap agreements are recognized as interest expense.

     Long-Lived Assets

     Management evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that a recorded asset might not be recoverable by taking into consideration such factors as recent operating results, projected undiscounted cash flows and plans for future operations. At December 31, 1997 and 1998 there were no impairments of the Company's assets.

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

     Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and disclosing comprehensive income and its components. The adoption of SFAS 130 did not have a material effect on the Company's reporting disclosures.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The adoption of SFAS 131 did not have a material effect on the Company's reporting disclosures.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Depending on the intended use of the derivative, changes in derivative fair values may be charged to operations unless the derivative qualifies as a hedge under certain requirements. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The Company is evaluating the impact, if any, of SFAS 133 on its consolidated financial statements.

     Bogalusa Litigation

     The Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August, 1998 the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March, 1999, amended and restated conditional agreements to settle the claims were executed by the parties.

     If the conditions to the settlement are satisfied, the Company's funding obligation would be an aggregate of approximately $32,400,000 plus (i) an amount (estimated to eventually be in excess of $4,500,000) equal to the amount which one of the settling insurance companies shall have paid to the Company for reimbursement of defense costs (the "Defense Depletion Amount") and (ii) interest payments at 6.25% per annum beginning on April 1, 1999 on the not as yet escrowed portion of $17,000,000, as described below. The initial $10,000,000 of the funding obligation was deposited in escrow on August 31, 1998. In addition, two settling insurance companies are to contribute an aggregate of $25,000,000, less the Defense Depletion Amount, and the Company will assign to the plaintiffs its rights under another $26,000,000 of insurance coverage. The Company is scheduled to escrow an additional $5,000,000 on March 31, 1999, $6,800,000 on December 31, 2000,
$5,100,000 on June 30, 2001 and $5,100,000 on December 31, 2001.

     The Company recorded a charge of approximately $36,200,000 (included in the caption "Interest and other income (expense) net" in the accompanying December 31, 1998 Consolidated Statements of Operations - See Note K) to cover the cost of the conditional settlement and the related legal expenses.

     For further information regarding the Bogalusa Litigation and the conditional settlement relating thereto see Part I - Item 3 - "Legal Proceedings".

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

     Change in Accounting Principle

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

B.   OTHER CURRENT ASSETS

     Other current assets consist of the following at December 31, 1997 and 1998:

                                                                                                         1997           1998
                                                                                                         ----           ----
                                                                                                            (in thousands)
Marketable securities (carried at market) ....................................................        $ 6,523        $28,009
Miscellaneous receivables, other securities,
     deferred income taxes, etc ..............................................................         27,055         35,599
                                                                                                      -------        -------
          Total ..............................................................................        $33,578        $63,608
                                                                                                      =======        =======

     The Company classifies all of its marketable securities (including U.S. Government obligations) as available-for-sale securities as of December 31, 1997 and 1998:

                                                      Gross          Gross         Estimated
                                                    Unrealized     Unrealized        Fair
                                         Cost         Gains          Losses          Value
                                         ----         -----          ------          -----
                                                         (in thousands)
December 31, 1997
-----------------

Foreign Government obligations        $   866        $  --          $    17        $   849
Other debt securities ........            492             29           --              521
                                      -------        -------        -------        -------
     Total debt securities ...          1,358             29             17          1,370
                                      -------        -------        -------        -------
Common stocks and mutual funds
  investing primarily therein           4,383          1,009            239          5,153
Preferred stocks .............           --             --             --             --
                                      -------        -------        -------        -------
     Total equity securities .          4,383          1,009            239          5,153
                                      -------        -------        -------        -------
     Total ...................        $ 5,741        $ 1,038        $   256        $ 6,523
                                      =======        =======        =======        =======

December 31, 1998
-----------------

Foreign Government obligations        $  --          $  --          $  --          $  --
Other debt securities ........           --             --             --             --
                                      -------        -------        -------        -------
     Total debt securities ...           --             --             --             --
                                      -------        -------        -------        -------
Common stocks and mutual funds
  investing primarily therein          47,110            297         19,398         28,009
Preferred stocks .............           --             --             --             --
                                      -------        -------        -------        -------
     Total equity securities .         47,110            297         19,398         28,009
                                      -------        -------        -------        -------
     Total ...................        $47,110        $   297        $19,398        $28,009
                                      =======        =======        =======        =======

     Gross realized gains and gross realized losses on sales of securities are set forth below for the years ended December 31, 1996, 1997 and 1998 (see Note
K):


                                                                               Gains                 Losses
                                                                               -----                 ------
               1996...........................................              $  411,000             $   70,000
               1997...........................................              $3,052,000             $  339,000
               1998...........................................              $3,365,000             $1,417,000

  C.     INVENTORIES

         Inventories consist of the following at December 31, 1997 and 1998:

                                                                               1997                   1998
                                                                               ----                   ----
                                                                                      (in thousands)
         Raw materials........................................               $  13,362             $  21,301
         Finished goods.......................................                  46,764                74,141
                                                                            ----------           -----------
               Total..........................................               $  60,126             $  95,442
                                                                             =========            ==========

  D.     PROPERTY, PLANT AND EQUIPMENT - NET

         Property, plant and equipment at December 31, 1997 and 1998 consists of the following:

                                                                               1997                   1998
                                                                               ----                   ----
                                                                                      (in thousands)
         Land.................................................              $    4,272            $    5,186
         Buildings............................................                  22,416                28,157
         Machinery, plant and equipment.......................                 279,734               316,379
         Office furniture, equipment and water rights.........                   9,714                10,310
         Construction-in-progress.............................                  20,339                51,502
                                                                            ----------            ----------
               Total, at cost.................................                 336,475               411,534
         Less accumulated depreciation and amortization.......                 128,988               150,949
                                                                            ----------            ----------
               Property, plant and equipment - net............              $  207,487            $  260,585
                                                                            ==========            ==========

         The Company capitalized interest costs aggregating $0, $35,000 and $896,000 during the years ended December 31, 1996, 1997 and 1998, respectively, with respect to several construction projects. Certain property, plant and equipment has been pledged as collateral for long-term debt (see Note G).

  E.     SHORT-TERM DEBT AND UNUSED CREDIT LINES

         The weighted average interest rates for short-term debt outstanding at December 31, 1997 and 1998 were 6.4% and 5.7%, respectively.

         As of December 31, 1998, the Company and its subsidiaries have unused revolving loan commitments and other credit lines from banks aggregating approximately $73,000,000.

  F.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 1997 and 1998:

                                                                                 1997                   1998
                                                                                 ----                   ----
                                                                                       (in thousands)
         Compensation and payroll taxes.......................              $    7,104            $    9,123
         Interest.............................................                  10,455                 6,645
         Income taxes.........................................                     607                 1,856
         Other, including $5,000,000 relating to the Bogalusa
              Litigation in 1998..............................                  12,049                25,600
                                                                             ---------             ---------
               Total..........................................               $  30,215             $  43,224
                                                                             =========             =========

  G.     LONG-TERM DEBT - NET

         Long-term debt consists of the following at December 31, 1997 and 1998:

                                                                             Payable
         Description                                      Interest Rate *    Through             1997          1998
         -----------                                      ---------------    -------             ----          ----
                                                                                                  (in thousands)
TRI:
Bank loans (1).......................................         Various         2007          $   3,000    $    14,000
$100,000,000 principal amount of 10.75%
    Senior Notes (effective interest rate
      of 10.75%) (2).................................          10.75%         2008                  -        100,000
$135,000,000 principal amount of 12%
    Senior Discount Notes, net of unamortized
    debt discount of $52,296,000
    (effective interest rate of 12.0%) (2)...........          12.0%          2008                  -         82,704
$115,000,000 principal amount of 11.875%
    Senior Subordinated Notes, net of unamortized
    debt discount of $712,000 in 1997
    (effective interest rate of 12.1%) (2)...........         11.875%         2002            114,288              -
Subsidiaries:
Bank loans and other financing.......................         Various         2020            164,806        227,911
                                                                                            ---------      ---------
    Total............................................                                         282,094        424,615
    Less current portion.............................                                          13,080         10,183
                                                                                            ---------      ---------
    Long-term debt - net.............................                                       $ 269,014      $ 414,432
                                                                                            =========      =========

* As prevailing on respective balance sheet dates. Such rates (other than the senior, senior discount and subordinated debt) generally "float" according to changes in the Prime or LIBOR rates. At December 31, 1998 such rates were approximately 7.3% and 5.4%, respectively.

1. As of December 29, 1995 and as amended, the Company entered into a Loan Agreement with a bank for borrowings upon the Company's request prior to June 30, 2000 in the aggregate principal amount not to exceed $40,000,000. The loan matures on June 30, 2007. The Company pledged all of the capital stock of HCL to secure its obligations under the Loan Agreement.

2. The 11 7/8% senior subordinated notes (the "11 7/8% Notes") were scheduled to mature on July 1, 2002. On March 11, 1998, the Company commenced the sale in a private placement of $100,000,000 principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135,000,000 principal amount of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75,400,000. The sale of the Senior Notes and the Senior Discount Notes closed on March 16, 1998. A substantial portion (approximately $118,000,000) of the net proceeds from the sale was used in March, 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110,000,000 principal amount of the 11 7/8% Notes (the "Refinancing"). In addition, in the four month period ended July, 1998 the Company repurchased or redeemed the remaining $5,000,000 principal amount of its 11 7/8% Notes. As a result of the Refinancing and the subsequent repurchases or redemptions of the 11 7/8% Notes, combined with the write-off of certain unamortized issuance costs relating to the 11 7/8% Notes, the Company recognized an extraordinary charge for the early extinguishment of debt of approximately $11,328,000 (no tax effect) which is classified as an extraordinary item in the accompanying December 31, 1998 Consolidated Statement of Operations.

         The Senior Notes and the Senior Discount Notes are unsecured obligations of the Company and are pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right to payment to all subordinated indebtedness of the Company. Interest on the Senior Notes is payable semi-annually. Interest on the Senior Discount Notes accretes and compounds semi-annually but is not payable until 2003, after which interest will be payable semi-annually.

         Certain of the Company's and its subsidiaries' loan agreements and its Indentures require the Company and/or the respective subsidiary to, among other things, maintain various financial ratios including minimum net worth, ratios of debt to net worth, interest and fixed charge coverage tests and current ratios. In addition, there are certain limitations on the Company's ability to make certain Restricted Payments and Restricted Investments (each as defined), etc. In the event of a Change in Control (as defined), the Company is required to offer to purchase all the Senior Notes and Senior Discount Notes as well as to repay certain bank loans. Certain of the respective instruments also limit the payment of dividends, capital expenditures and the incurring of additional debt and liens by both the Company and its subsidiaries. As of December 31, 1998, the Company and its subsidiaries are in compliance with the covenants of each of the respective loan agreements and the Indentures then in effect.

         The aggregate maturities of long-term debt at December 31, 1998 are set forth below.

                   Years Ending
                   December 31,                                       (in thousands)
                   ------------                                       --------------
                   1999.........................                         $   10,183
                   2000.........................                              9,749
                   2001.........................                             39,380
                   2002.........................                             46,765
                   2003.........................                             54,797
                   Thereafter...................                            263,741
                                                                         ----------
                         Total..................                         $  424,615
                                                                         ==========

         Substantially all of the assets of HCL and HCSL are subject to security interests in favor of the State of Israel and/or banks. In addition, substantially all of the assets of the Company's United States subsidiaries are subject to security interests in favor of banks pursuant to loan agreements. The capital stock of HCL, Cedar and Plant Products have also been pledged to the banks pursuant to these agreements. The Company's common stock is pledged to secure the repayment obligations of TPR under a note issued by it to a former indirect shareholder of the Company.

         Interest paid, net of capitalized interest, totaled $31,672,000, $28,193,000 and $33,034,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

   H.    OTHER LIABILITIES

         Under Israeli law and labor agreements, HCL is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. These liabilities are covered by regular deposits to various severance pay funds and by payment of premiums to an insurance company for officers and non-factory personnel under approved plans. "Other liabilities" in the Consolidated Balance Sheets as of December 31, 1997 and 1998 include accruals of $1,653,000 and $1,330,000, respectively, for the estimated unfunded liability of complete severance of all HCL employees. Costs incurred were approximately $2,629,000, $1,912,000 and $2,100,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

         The change in the benefit obligation based on an actuarial valuation for Cedar's defined benefit pension plan is as follows:

                                                                              For the Years Ended
                                                                                   December 31,
                                                                                   ------------
                                                                               1997             1998
                                                                           --------         --------
                                                                                   (in thousands)
Benefit obligation, beginning of year ...................................  $ 15,140         $ 18,215
Service cost ............................................................       819              904
Interest cost ...........................................................     1,133            1,287
Amendments ..............................................................      --                 64
Actuarial (gain)/loss ...................................................     1,591            1,254
Benefits paid ...........................................................      (402)            (448)
Expenses paid ...........................................................       (66)             (81)
                                                                           --------         --------
Benefit obligation, end of year .........................................  $ 18,215         $ 21,195
                                                                           ========         ========

         The following details the change in plan assets for Cedar's defined benefit pension plan:

                                                                           December 31,
                                                                           ------------
                                                                      1997             1998
                                                                      ----             ----
                                                                         (in thousands)
Fair value of plan assets, beginning of year .................... $ 12,157         $ 14,239
Actual return ...................................................    2,017            1,890
Employer contribution ...........................................      533              709
Benefits paid ...................................................     (402)            (448)
Expenses paid ...................................................      (66)             (81)
                                                                  --------         --------
Fair value of plan assets, end of year .......................... $ 14,239         $ 16,309
                                                                  ========         ========


         The reconciliation of the funded status for Cedar's benefit plan is as follows:

                                                                       December 31,
                                                                       ------------
                                                                   1997             1998
                                                                   ----             ----
                                                                      (in thousands)
Vested benefit obligation ..................................   $(12,866)        $(15,097)
Accumulated benefit obligation .............................    (13,614)         (15,977)

Projected benefit obligation ...............................   $(18,215)        $(21,195)
Plan assets at fair value ..................................     14,239           16,309
                                                               --------         --------
                                                                 (3,976)          (4,886)

Unrecognized net loss/(gain) ...............................      2,419            2,991
Prior service costs not yet recognized .....................        733              684
Unrecognized net transition obligation .....................        234              176
                                                               --------         --------
Prepaid/(accrued) benefit cost .............................   $   (590)        $ (1,035)
                                                               ========         ========

         Cedar's net periodic benefit cost for the years ended 1996, 1997 and 1998 was as follows:

                                                                1996            1997            1998
                                                             -------         -------         -------
                                                                          (in thousands)
   Service cost ...........................................  $   796         $   819         $   904
   Interest cost ..........................................    1,014           1,133           1,287
   Expected return on plan assets .........................   (1,174)         (1,119)         (1,276)
   Transition obligation recognition ......................       59              59              59
   Prior service cost amortization ........................      109             109             114
   Net loss recognition ...................................       37              29              65
   Asset gain deferral ....................................      233            --              --
                                                             -------         -------         -------
   Net periodic benefit cost ..............................  $ 1,074         $ 1,030         $ 1,153
                                                             =======         =======         =======

         Actuarial assumptions used at December 31, 1996, 1997 and 1998 were as follows:

                                                         1996      1997      1998
                                                         ----      ----      ----
   Discount rate - projected benefit obligation....      7.5%      7.0%      6.8%
   Rate of increase in compensation levels.........      5.0%      5.0%      5.0%
   Expected long-term rate of return on assets.....      9.0%      9.0%      9.0%

         Certain of the Company's United States subsidiaries have profit sharing thrift plans designed to conform to Internal Revenue Code Section 401(k) and to the requirements of ERISA. In addition, certain of the Company's Canadian subsidiaries have contributory pension plans designed to conform with Canadian regulatory requirements. These plans, which cover all full-time employees (and one of which includes Company headquarters employees), allow participants to contribute as much as 15% of their annual compensation, up to a maximum permitted by law, through salary reductions. The companies' contributions to the plans are based on a percentage of the participant's contributions, and the companies may make additional contributions to the plans at the discretion of their respective Boards of Directors. The Company's contribution expense relating to these plans totaled $505,000, $202,000 and $298,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

I.       OPERATING LEASES

         The Company and its subsidiaries are obligated under non-cancelable operating leases covering principally land, office facilities and equipment. At December 31, 1998, minimum annual rental commitments under these leases are:

Years Ending
   December 31,                    (in thousands)
   ------------                    --------------
       1999.......................    $  4,111
       2000.......................       3,262
       2001.......................       1,964
       2002.......................       1,540
       2003.......................       1,257
       Thereafter.................       7,285
                                      --------
           Total..................    $ 19,419
                                      ========

         Rent expense for 1996, 1997 and 1998 was $4,683,000, $4,489,000 and
$6,016,000, respectively, covering land, office facilities and equipment.

J.       INCOME TAXES

         The Company's income tax provision for the years ended December 31, 1996, 1997 and 1998 consist of the following:

                                                                        1996           1997           1998
                                                                       -----          -----          -----
                                                                                  (in thousands)
Current expense (benefit):
    Federal ........................................................  $  --           $  --          $  --
    Foreign ........................................................    3,146             652            904
    State ..........................................................     (121)            570            394
                                                                      -------         -------        -------
          Total current ............................................    3,025           1,222          1,298
                                                                      -------         -------        -------
Deferred expense:
    Foreign ........................................................      385           1,647          2,466
    State ..........................................................      606              83            118
                                                                      -------         -------        -------
          Total deferred ...........................................      991           1,730          2,584
                                                                      -------         -------        -------
          Total ....................................................  $ 4,016         $ 2,952        $ 3,882
                                                                      =======         =======        =======

         The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 amounted to $4,016,000, $2,952,000 and $3,882,000, respectively, representing effective income tax rates of 26.4%, 67.2% and 37.2%, respectively. These amounts differ from the amounts of $5,323,000, $1,539,000 and $(3,653,000), respectively, computed by applying the statutory Federal income tax rates to income (loss) before income taxes, extraordinary item and change in accounting principle. The reasons for such variances from statutory rates were as follows:

                                                             1996            1997            1998
                                                           ------          ------          ------
Statutory Federal rates ...........................          35.0%           35.0%          (35.0)%
Increase (decrease) in income tax rate resulting
   from:
   Foreign operations - net impact of foreign
   statutory rates, effects of  Israeli "inflation
   allowances", withholding taxes, etc ............           0.5           (33.9)          (74.7)
   Net losses without current tax benefit and other          13.4            56.5           143.7

   Utilization of capital loss carryforwards ......         (22.6)           --              --

   Additional depletion expense ...................          (2.0)           --              --
   State and local income taxes - net .............           2.1             9.6             3.2
                                                             ----            ----            ----
Effective income tax rates ........................          26.4%           67.2%           37.2%
                                                             ====            ====            ====

          At December 31, 1997 and 1998, deferred tax assets (liabilities) consisted of the following:


                                                                         1997             1998
                                                                     --------         --------
                                                                              (in thousands)
Depreciation and property and equipment basis differences .........  $(33,534)        $(39,873)
Nondeductible reserves ............................................     4,582            5,565
Net operating loss carryforwards ..................................    28,744           37,916
Foreign tax credit carryovers .....................................     5,427            3,865
Alternative minimum tax credit carryovers .........................     5,401            5,401
Investment tax credit carryovers ..................................       200              200
Provision for settlement of lawsuit ...............................      --             12,147
Deferred interest .................................................      --              3,061
Other .............................................................       392            2,862
                                                                     --------         --------
Deferred taxes - net, exclusive of valuation allowance ............    11,212           31,144
Valuation allowance ...............................................   (33,694)         (56,656)
                                                                     --------         --------
Deferred taxes - net ..............................................  $(22,482)        $(25,512)
                                                                     ========         ========

         At December 31, 1997, deferred tax assets of $3,325,000 are classified as "other current assets" and deferred tax liabilities of $25,807,000 are classified as "other liabilities". At December 31, 1998, deferred tax assets of $5,320,000 are classified as "other current assets" and deferred tax liabilities of $30,832,000 are classified as "other liabilities". Deferred tax liabilities were increased in 1998 by approximately $446,000 as a result of deferred tax liabilities of subsidiaries acquired in 1998 and purchase accounting adjustments.

         At December 31, 1998, the Company had various tax loss and credit carryovers which expire as follows:

                                            U.S. Federal
                               -----------------------------------------------------
                                                                Net      Alternative    State Net     Foreign Net
                                Foreign       Investment     Operating      Minimum      Operating      Operating
     Expiration                Tax Credit     Tax Credit       Loss       Tax Credit       Loss           Loss
     ----------                ----------     ----------       ----       ----------       ----           ----
                                                  (in thousands)
     1999..............        $ 3,701
     2000..............             41
     2001..............             32            $200
     2002..............             36
     2003..............             55                                                                  $ 4,165
     2010..............                                       $22,208                    $15,600
     2011..............                                        17,442                     11,200
     2012..............                                        10,501                      9,600
     2013..............                                                                   13,920
     2018..............                                        17,344
     Unlimited.........                                                   $ 5,401                        31,839
                               -------            ----        -------     -------        -------        -------
     Total                     $ 3,865            $200        $67,495     $ 5,401        $50,320        $36,004
                               =======            ====        =======     =======        =======        =======

         Income taxes paid, including prepaid amounts, totaled approximately $3,100,000, $3,800,000 and $425,000, respectively, during the years ended December 31, 1996, 1997 and 1998.

         No taxes on income have been provided on approximately $66,000,000 of undistributed earnings of foreign subsidiaries as of December 31, 1998, since management believes these amounts to be permanently invested.

K.       INTEREST AND OTHER INCOME (EXPENSE) - NET

         Interest and other income (expense) - net for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                                                            1996             1997            1998
                                                                            ----             ----            ----
                                                                                        (in thousands)
Interest and dividend income ........................................   $  1,408         $  1,131        $  2,201
Security gains - net (see Note B) ...................................        341            2,713           1,948
Gain on Laser/ESC share exchange (see Note A) .......................       --               --            22,946
Gain on sale of potash operations (see Note A) ......................     22,579             --              --
Loss on Bogalusa legal settlement (see Note A) ......................       --               --           (36,204)
Equity in earnings  of Laser - net (see Note A) .....................      2,280            1,558            --
Other, including losses of $1,600,000 in 1996
        relating to foreign currencies (see Note A) .................     (1,160)             148             485
                                                                        --------         --------        --------
        Total .......................................................   $ 25,448         $  5,550        $ (8,624)
                                                                        ========         ========        ========

L.       PREFERRED STOCK

         The preferred shares are non-voting and have a cumulative dividend, at the rate of $8.50 per share per annum. The preferred shares are redeemable, at the option of the Company, at any time, at a redemption price of $79.60 per share, plus an amount equal to cumulative dividends, accrued and unpaid thereon up to the date of redemption.

M.       FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         In connection with a credit agreement, Cedar has entered into two interest rate swap agreements with a bank to effectively convert a portion of its floating rate debt to fixed, thereby managing its credit risk. An interest rate swap generally involves the exchange of fixed for floating rate interest payment streams on specified notional principal amounts for an agreed-upon period of time, without the exchange of the underlying principal amounts. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. Cedar's credit risk involves the possible default of the counter party (the bank). No collateral requirements are imposed.

         Cedar entered into the following interest rate swap agreements which are used to manage its interest-rate risk. Cedar receives variable rate payments and pays fixed rate payments. The following is a summary of the contracts outstanding (in thousands of dollars) at December 31, 1998:

                                                               Variable
                      Nominal             Fixed Rate             Rate              Maturity
                       Amount                Paid              Received              Date
                       ------                ----              --------              ----
                     $  5,000                 5.27%                5.40%             2/99
                       15,000                 6.70%                4.97%            10/01

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

                                                              December 31, 1997                 December 31, 1998
                                                             -----------------                  -----------------
                                                         Carrying        Estimated          Carrying         Estimated
                                                          Amount         Fair Value          Amount          Fair Value
                                                          ------         ----------          ------          ----------
                                                                                 (in thousands)
  Assets:
    Marketable securities (included within
         "Other current assets") ...............        $   6,523        $   6,523         $  28,009        $  28,009
    Investments in certain securities
         (included within "Other assets"
         and accounted for by the equity method)            9,848           38,824             9,262            7,901
  Liabilities:
    Long-term debt .............................          282,094          288,556           424,615          412,961
  Off-balance sheet financial instruments:
    Foreign currency contracts .................              503              503               172              172
    Risk management derivatives ................             --               (317)             --               (685)

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

         Foreign Currency Contracts - The fair value of foreign currency purchase contracts is estimated by obtaining quotes from brokers. The contractual amount of these contracts totals approximately $27,000,000 and $24,100,000 as of December 31, 1997 and 1998, respectively.

         Risk Management Derivatives - The fair value generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

O.       CONTINGENT LIABILITIES AND OTHER MATTERS

         For a description of certain pending legal proceedings, see Part I -
Item 3 - "Legal Proceedings", which is an integral part of these financial statements. The Company is vigorously defending against the allegations described therein.

         Management of the Company believes, based upon its assessment of the actions and claims outstanding against the Company and certain of its subsidiaries, and after discussion with counsel, that the eventual disposition of the matters referred to above should not have a material adverse effect on the financial position, future operations or liquidity of the Company. However, management of the Company cannot predict with certainty the outcome of the potash and Bogalusa Litigation matters described in Part I - Item 3 - "Legal Proceedings".

         The production of fertilizers and chemicals involves the use, handling and processing of materials that may be considered hazardous within the meaning of applicable environmental or health and safety laws. Accordingly, the Company's operations are subject to extensive Federal, state and local regulatory requirements in the United States and regulatory requirements in Israel and other foreign jurisdictions relating to environmental matters. Operating permits are required for the operation of the Company's facilities, and these permits are subject to revocation, modification and renewal. Government authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. The Company has entered into consent decrees and administrative orders with certain governmental authorities which are expected to result in unspecified corrective actions - see
Part I - Item 1 - "Business" - "Environmental Matters". There can be no assurance that the costs of such corrective actions will not be material.

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

         HCL obtains its major raw materials, potash and phosphate rock, in Israel. Potash is purchased solely from Dead Sea Works, Ltd. ("DSW") in accordance with two supply contracts which expire on December 31, 1999 and 2005. HCL currently sources phosphate rock from Rotem Amfert Negev Ltd. ("Rotem") according to the terms of a contract which expires in 2001. DSW and Rotem are subsidiaries of Israel Chemicals Ltd., a large Israeli chemical company, and are the sole suppliers in Israel of potash and phosphate rock, respectively. While management views its current relationships with both of its principal suppliers to be good, the loss of supply from either of these sources could have a material adverse effect on the Company.

         During the fourth quarter of 1996 and during 1997, primarily in the first half of such year, the Company's operations were adversely impacted by a labor dispute at HCL (the "Haifa Labor Dispute") - see Part I - Item 1 - "Business" - "Employees".

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

         As a result of the announced cancellation of the labor agreements, HCL suffered several work stoppages and other job actions which adversely affected productivity at the Haifa Facility during October and November 1996, including a period of temporary plant shut-down. On December 3, 1996 the plant was shut down until March 10, 1997 when a new SCA providing for certain wage freezes and reductions in benefits was signed for the three year period ending December 31, 1999. Subsequent to March 10, 1997, the Haifa Facility re-opened and gradually began production. By the end of May, 1997 and subsequent thereto through the early part of 1998, the Haifa Facility was generally operating at approximately full capacity; however, due to the need for increased maintenance for certain equipment resulting from the lengthy period of shut-down, there have been several periods of operations at less than full capacity and production efficiencies were also adversely impacted.

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

         Following the settlement of the HCL Labor Dispute, HCL achieved the following objectives: (i) a reduction in absenteeism; (ii) greater ability to freely transfer employees between departments and production units; (iii) increased flexibility regarding the ability to promote employees and incentivize them based on performance measures and evaluations developed and implemented by management; (iv) greater ability to dismiss employees on the basis of poor performance; (v) on-going and more effective communication between management and employees; and (vi) increased freedom to use sub-contractors. In addition, following the settlement of the HCL Labor Dispute, HCL restructured its workforce with the result being an approximate 18% reduction in the number of its employees, and a reduction in the average cost per employee. See Part I -
Item 1 - "Business" - "Special Note Regarding Forward-Looking Statements" above.

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT               SCHEDULE I

                   TRANS-RESOURCES, INC.

                      BALANCE SHEETS

                                                                                          December 31,
                                                                                          ------------
                                                                                    1997              1998
                                                                                    ----              ----
                                                                                        (in thousands)
                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...............................................  $  12,924         $   5,826
    Receivables and other assets ............................................      8,854            26,712
    Prepaid expenses ........................................................      2,741             2,408
                                                                               ---------         ---------
        Total Current Assets ................................................     24,519            34,946

INVESTMENTS IN SUBSIDIARIES .................................................     93,363            98,434

DUE FROM SUBSIDIARIES - net .................................................      4,894             2,887

OTHER ASSETS ................................................................     28,393            30,583
                                                                               ---------         ---------
        Total ...............................................................  $ 151,169         $ 166,850
                                                                               =========         =========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES -
    Accrued expenses and other current liabilities ..........................  $   7,203         $   5,881
                                                                               ---------         ---------
LONG-TERM DEBT - net:
    Senior indebtedness, notes payable and other obligations ................      3,000           196,704
    Senior subordinated debt - net ..........................................    114,288              --
                                                                               ---------         ---------
        Long-Term Debt - net (Note) .........................................    117,288           196,704
                                                                               ---------         ---------
OTHER LIABILITIES ...........................................................      3,071             3,108
                                                                               ---------         ---------
STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
        authorized, issued and outstanding ..................................      7,960             7,960
    Common stock, $.01 par value, 3,000 shares authorized,
        issued and outstanding ..............................................       --                --
    Additional paid-in capital ..............................................      8,682             8,682
    Retained earnings .......................................................      6,203           (34,922)
    Cumulative translation adjustment .......................................        (67)           (1,462)
    Unrealized gains (losses) on marketable securities ......................        829           (19,101)
                                                                               ---------         ---------
        Total Stockholder's Equity ..........................................     23,607           (38,843)
                                                                               ---------         ---------
             Total ..........................................................  $ 151,169         $ 166,850
                                                                               =========         =========

----------

Note - The aggregate maturities of long-term debt during the next five years is approximately as follows: 1999 - $0; 2000 - $700,000; 2001 - $700,000;
       2002 - $700,000 and 2003 - $700,000.

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT               SCHEDULE I
                                                                     (continued)

                   TRANS-RESOURCES, INC.

                 STATEMENTS OF OPERATIONS

    For the Years Ended December 31, 1996, 1997 and 1998


                                                                                1996             1997             1998
                                                                                ----             ----             ----
                                                                                           (in thousands)
REVENUES - EQUITY IN NET
    EARNINGS (LOSSES) OF SUBSIDIARIES:
    Dividends received from subsidiaries .................................  $ 76,556         $ 13,400         $ 14,650
    Undistributed (dividends in excess of)
       earnings of subsidiaries ..........................................   (55,685)           1,693          (11,160)
                                                                            --------         --------         --------
    Total ................................................................    20,871           15,093            3,490

COSTS AND EXPENSES .......................................................    (4,559)          (6,142)          (7,451)

INTEREST EXPENSE .........................................................   (15,568)         (14,324)         (19,894)

INTEREST AND OTHER INCOME - Net ..........................................     2,024            3,666            7,823
                                                                            --------         --------         --------
INCOME (LOSS) BEFORE INCOME TAXES,
    EXTRAORDINARY ITEM, AND CHANGE IN
            ACCOUNTING PRINCIPLE .........................................     2,768           (1,707)         (16,032)

INCOME TAX BENEFIT .......................................................     8,425            3,151            1,714
                                                                            --------         --------         --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
       AND CHANGE IN ACCOUNTING PRINCIPLE ................................    11,193            1,444          (14,318)

EXTRAORDINARY ITEM - Loss on repurchase
    of debt (no income tax benefit) ......................................      (553)            --            (11,328)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE - Net of income tax benefit of $80,000 .....................      --               --             (1,253)
                                                                            --------         --------         --------
NET INCOME (LOSS).........................................................  $ 10,640         $  1,444         $(26,899)
                                                                            ========         ========         ========

         CONDENSED FINANCIAL INFORMATION OF REGISTRANT                SCHEDULE I
                   TRANS-RESOURCES, INC.                             (CONCLUDED)
                 STATEMENTS OF CASH FLOWS

     For the Years Ended December 31, 1996, 1997 and 1998


                                                                  1996              1997              1998
                                                                  ----              ----              ----
                                                                              (in thousands)
OPERATING ACTIVITIES AND WORKING
  CAPITAL MANAGEMENT:
  Operations:
    Net income (loss) ...............................        $  10,640         $   1,444         $ (26,899)
    Items not requiring (providing) cash:
      Unremitted earnings of subsidiaries ...........           55,685            (1,693)           11,160
      Depreciation and amortization of property,
                 plant and equipment ................             (325)              710               778
      Amortization of deferred financing costs
                and accretion of interest expense ...              803               653             8,291
      Gain on Laser/ESC share exchange ..............             --                --              (4,738)
      Extraordinary item - loss or repurchase of debt              553              --              11,328
      Cumulative effect of change in accounting
          principle .................................             --                --               1,253
      Deferred taxes and other - net ................           (4,834)           (1,113)             (235)
                                                             ---------         ---------         ---------
      Total .........................................           62,522                 1               938
    Working capital management:
      Receivables and other current assets ..........             (546)             (312)              237
      Prepaid expenses ..............................             (175)           (2,275)              333
      Accrued expenses and other current liabilities            (1,066)           (2,696)           (1,697)
                                                             ---------         ---------         ---------
        Cash provided by (used in) operations and
        working capital management ..................           60,735            (5,282)             (189)
                                                             ---------         ---------         ---------
INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment ......              (21)              (29)              (59)
    Sales of marketable securities and
      short-term investments ........................            1,987             8,035            20,481
    Purchases of marketable securities and short-
      term investments ..............................           (9,354)           (7,652)          (33,572)
    Other - net, principally additional investment
           in subsidiaries in 1998 ..................            6,213              (823)          (37,280)
                                                             ---------         ---------         ---------
        Cash provided by (used in) investment
        activities ..................................           (1,175)             (469)          (50,430)
                                                             ---------         ---------         ---------
FINANCING ACTIVITIES:
    Increase in long-term debt ......................             --               3,000           193,997
    Repurchases, payments and current maturities of
       long-term debt ...............................          (51,000)             --            (137,000)
    Dividends to stockholder ........................           (6,059)           (4,586)          (13,476)
                                                             ---------         ---------         ---------
        Cash provided by (used in) financing
        activities ..................................          (57,059)           (1,586)           43,521
                                                             ---------         ---------         ---------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................            2,501            (7,337)           (7,098)
CASH AND CASH EQUIVALENTS:
  Beginning of year .................................           17,760            20,261            12,924
                                                             ---------         ---------         ---------
  End of year .......................................        $  20,261         $  12,924         $   5,826
                                                             =========         =========         =========
Interest paid .......................................        $  16,446         $  13,666         $  15,846
                                                             =========         =========         =========
Income taxes paid ...................................        $   2,268         $   3,339         $    --
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


   2.2         Amendment to Asset Purchase Agreement, dated August 16, 1996, filed as Exhibit 2.2 to the Form 8-K, which is incorporated herein by reference. The Company hereby agrees to furnish
               supplementally to the Securities and Exchange Commission upon
               request a copy of any omitted exhibit, all of which are                                 *
               referenced on the first page of the Amendment.

   3.1         Certificate of Incorporation of the Company, as amended (in restated from), filed as Exhibit 3.1 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1994 (the
               "1994 Form 10-K"), which is incorporated herein by reference.                           *

   3.2         By-laws of the Company, filed as Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1991
               (the "1991 Form 10-K"), which is incorporated herein by                                 *
               reference.

   4.1         Indenture, dated as of March 16, 1998, between the Company and
               State Street Bank and Trust Company ("State Street"), as Trustee,
               relating to the 10 3/4% Senior Notes due 2008 (the "10 3/4%
               Notes"), filed as Exhibit 4.4 to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1997 (the "1997 Form                          *
               10-K"), which is incorporated herein by reference.

   4.2         Form of 10 3/4% Senior Notes due 2008, Series B (contained in
               Exhibit 4.1 as Exhibit B thereto).                                                      *


   4.3         Indenture, dated as of March 16, 1998, between the Company and
               State Street as Trustee, relating to the 12% Senior Discount
               Notes due 2008 (the "12% Notes"), filed as Exhibit 4.6 to the
               1997 Form 10-K, which is incorporated herein by reference.                              *

   4.4         Form of 12% Senior Discount Notes due 2008, Series B (contained
               in Exhibit 4.3 as Exhibit B thereto).                                                   *


Exhibit        Description                                                                       Page No.
-------        -----------                                                                       --------
   4.5         Credit Agreement, dated as of November 3, 1995 and Amended and
               Restated as of July 31, 1997 (the "Cedar Credit Agreement"),
               among Cedar Chemical Corporation, the Lenders listed on the signature pages thereof and The Chase Manhattan Bank, as
               Administrative Agent (exhibits and schedules omitted), filed as
               Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for
               the quarterly period ended June 30, 1997, which is incorporated
               herein by reference.                                                                    *


  4.6          Amendment No. 1, dated as of February 26, 1998, to the Cedar
               Credit Agreement, filed as Exhibit 4.11 to the 1997 Form 10-K,
               which is incorporated herein by reference.                                              *


               Certain instruments which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of December 31, 1998.
               For a description of such indebtedness see Note G of Notes to Consolidated Financial Statements. The Company agrees to furnish copies of such instruments to the Securities and Exchange
               Commission upon its request.

 10.1          Potash Sales Agreement between Haifa Chemicals Ltd. and Dead Sea
               Works Limited, dated as of January 1, 1990 concerning the supply
               of potash, filed as Exhibit 10.1 to the 1997 Form 10-K, which                           *
               is incorporated herein by reference.

 10.2          Agreement of Use of Ammonia Pipeline between Haifa Chemicals Ltd.
               and Oil Refineries Ltd., dated August 7, 1977, as amended, concerning the use of an ammonia pipeline, filed as Exhibit 10.8 to the Registration Statement of the Company on Form S-1, filed
               on January 30, 1987, as amended, Registration No. 33-11634 (the                         *
               "1987 Form S-1"), which is incorporated herein by reference.

 10.3          Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated
               December 20, 1968, concerning real property, filed as Exhibit
               10.9 to the 1987 Form S-1, which is incorporated herein by                              *
               reference.

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

 10.7          Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated
               September 25, 1986, concerning real property, filed as Exhibit
               10.13 to the 1987 For S-1, which is incorporated herein by
               reference.                                                                              *

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

 10.10         Salary Continuation Agreement between the Company and Lester W.
               Youner, dated as of August 24, 1994, filed as Exhibit 10.12 to
               the 1994 Form 10-K, which is incorporated herein by reference.(1)                       *

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

 10.13         Split Dollar Agreement and Collateral Assignment, made as of
               December 31, 1996, between the Company and the trustees of the
               Arie Genger 1995 Life Insurance Trust, filed as Exhibit 10.13 to
               the 1997 Form 10-K, which is incorporated herein by reference.(1)                       *

 10.14         Lease contract between Haifa Chemicals South, Ltd. ("HCSL") and
               Israel Land Administration Authority, dated as of March 6, 1995, concerning real property, filed as Exhibit 10.14 to the 1997 Form
               10-K, which is incorporated herein by reference.                                        *

 10.15         Potash Sales Agreement between HCSL and Dead Sea Works Limited, dated April 24, 1995, concerning the supply of potash, filed as
               Exhibit 10.15 to the 1997 Form 10-K, which is incorporated herein
               by reference.                                                                           *

 10.16         Supply Agreement, dated as of January 3, 1999, between Haifa
               Chemicals Ltd., HCSL and Rotem Amfert Negev Ltd.                                        E-5

 10.17         Amended and Restated Conditional Agreement to Settle the
               Louisiana Class Action, dated as of August 21, 1998, relating to
               the Bogalusa Litigation.                                                                E-6

 10.18         Amended and Restated Conditional Agreement to Settle the Claims
               by the Mississippi Plaintiffs, dated as of August 20, 1998,
               relating to the Bogalusa Litigation.                                                    E-7

  21           Subsidiaries of the Company.                                                           E-8

  24           Power of Attorney authorizing Lester W. Youner to sign this report and any amendments hereto on behalf of the principal
               executive officer and the directors.                                                   E-9

  27           Financial Data Schedule.                                                               E-10


 ----------------

*    Incorporated by reference

(1)  Management contract or compensatory plan or arrangement