Form 10-Q
period 1999-03-31
TRANS RESOURCES INC
filed 1999-05-14
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[Mark One]

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period From          To

                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.

             Delaware                                                                36-2729497
    (State or other jurisdiction                                         (I.R.S. Employee Identification No.)
   of incorporation or organization)

9 West 57th Street, New York, New York                                                 10019
(Address of principal executive offices)                                             (Zip Code)


       Registrant's Telephone number, including area code (212) 888-3044


             (Exact name of registrant as specified in its charter)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

At May 14, 1999, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                                 March 31, 1999

                                                                                              Page
PART I                                                                                       Number
------                                                                                       ------
Item 1. -   Financial Statements:

            Consolidated Statements of Operations..........................................    3

            Consolidated Balance Sheets....................................................    4

            Consolidated Statements of Stockholder's Equity and Comprehensive Income.......    5

            Consolidated Statements of Cash Flows..........................................    6

            Notes to Unaudited Consolidated Financial Statements...........................    7

Item 2. -   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................   10

Item 3. -   Quantitative and Qualitative Disclosures About Market Risk.....................   20

PART II

Item 1. -   Legal Proceedings..............................................................   21

Item 4. -   Submission of Matters to a Vote of Security Holders............................   21

Item 6. -   Exhibits and Reports on Form 8-K...............................................   22

Signatures  ...............................................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Three Month Period
                                                                                            Ended March 31,
                                                                                    -------------------------------
                                                                                    1999                       1998
                                                                                    ----                       ----
                                                                                                (000's)
REVENUES .....................................................................   $ 127,757                  $ 104,962

COSTS AND EXPENSES:
     Cost of goods sold ......................................................      99,342                     84,976
     General and administrative ..............................................      15,578                     11,750
                                                                                 ---------                  ---------

OPERATING INCOME .............................................................      12,837                      8,236
     Interest expense ........................................................     (10,542)                    (8,220)
     Interest and other income (expense) - net ...............................          56                     23,820
                                                                                 ---------                  ---------

INCOME  BEFORE INCOME TAXES,
     EXTRAORDINARY ITEM AND
     CHANGE IN ACCOUNTING PRINCIPLE ..........................................       2,351                     23,836
                                                                                 ---------                  ---------

INCOME TAX PROVISION (BENEFIT):
     Current .................................................................         807                        524
     Deferred ................................................................         705                        112
                                                                                 ---------                  ---------
         Total ...............................................................       1,512                        636
                                                                                 ---------                  ---------

INCOME  BEFORE EXTRAORDINARY
     ITEM AND CHANGE IN ACCOUNTING PRINCIPLE .................................         839                     23,200

EXTRAORDINARY ITEM - Loss on repurchase of
     debt (no income tax benefit) ............................................          --                    (10,940)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
     net of income tax benefit of $80,000 ....................................          --                     (1,253)
                                                                                 ---------                  ---------

NET INCOME ...................................................................   $     839                  $  11,007
                                                                                 =========                  =========




            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,         December 31,
                                                                                        1999                 1998
                                                                                        ----                 ----
                                                                                    (Unaudited)
                                                                                                  (000's)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...............................................       $  17,726             $  12,387
     Accounts receivable .....................................................         120,397                90,998
     Inventories:

         Finished goods ......................................................          81,147                74,141
         Raw materials .......................................................          20,709                21,301
     Other current assets ....................................................          42,806                63,608
     Prepaid expenses ........................................................          18,062                16,477
                                                                                     ---------             ---------
         Total Current Assets ................................................         300,847               278,912


PROPERTY, PLANT AND EQUIPMENT - NET ..........................................         281,641               260,585

OTHER ASSETS .................................................................          70,109                59,789
                                                                                     ---------             ---------
         Total ...............................................................       $ 652,597             $ 599,286
                                                                                     =========             =========

                                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt ....................................       $  12,165             $  10,183
     Short-term debt .........................................................          53,586                39,065
     Accounts payable ........................................................          94,672                76,306
     Accrued expenses and other current liabilities ..........................          34,674                43,224
                                                                                     ---------             ---------
         Total Current Liabilities ...........................................         195,097               168,778
                                                                                     ---------             ---------
LONG-TERM DEBT - NET -
     Senior indebtedness, notes payable and other obligations ................         448,831               414,432
                                                                                     ---------             ---------
OTHER LIABILITIES ............................................................          56,017                54,919
                                                                                     ---------             ---------

STOCKHOLDER'S EQUITY:
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding ..................................           7,960                 7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding ..............................................              --                    --
     Additional paid-in capital ..............................................           8,682                 8,682
     Retained earnings .......................................................         (36,684)              (34,922)
     Cumulative translation adjustment .......................................          (1,713)               (1,462)
     Unrealized gains (losses) on marketable securities ......................         (25,593)              (19,101)
                                                                                     ---------             ---------
         Total Stockholder's Equity ..........................................         (47,348)              (38,843)
                                                                                     ---------             ---------
         Total ...............................................................       $ 652,597             $ 599,286
                                                                                     =========             =========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

                     Three Month Period Ended March 31, 1999
                                   (Unaudited)

                                                            Additional                       Cumulative
                                Preferred      Common        Paid-In         Retained        Translation
                                  Stock         Stock         Capital        Earnings        Adjustment
                                  -----         -----         -------        --------        ----------
                                                                                     (000's)
BALANCE,
     January 1, 1999........     $ 7,960        $  --         $ 8,682        $(34,922)        $ (1,462)

Net income..................                                                      839
Dividends paid:
  Common stock..............                                                   (2,388)

  Preferred stock...........                                                     (213)

Net change during
     period.................                                                                      (251)
                                -------         -------       -------        --------         --------

BALANCE,
     March 31, 1999.........    $ 7,960         $  --         $ 8,682        $(36,684)        $ (1,713)
                                =======         =======       =======        ========         ========

                                  Unrealized
                                Gains (Losses)                     Comprehensive
                                on Securities        Total             Income
                                -------------        -----             ------
                                                    (000's)
BALANCE,
     January 1, 1999........       $(19,101)        $ (38,843)

Net income..................                              839           $ 839
Dividends paid:
  Common stock..............                           (2,388)

  Preferred stock...........                             (213)

Net change during
     period.................         (6,492)           (6,743)         (6,743)
                                  ---------         ---------        --------

BALANCE,
     March 31, 1999.........      $ (25,593)        $ (47,348)       $ (5,904)
                                  =========         =========        ========



            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Three Month Period
                                                                                                      Ended March 31,
                                                                                                  ----------------------
                                                                                                  1999              1998
                                                                                                  ----              ----
                                                                                                            (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
     MANAGEMENT:
 Operations:
     Net income ..........................................................................     $     839            $  11,007
     Items not requiring (providing) cash:
         Depreciation and amortization of property, plant and equipment
              and other assets ...........................................................         6,258                5,302
         Amortization of deferred financing costs and accretion of
              interest expense ...........................................................         2,663                  601
         Gain on Laser/ESC share exchange ................................................            --              (22,946)
         Extraordinary item - loss on repurchase of debt .................................            --               10,940
         Cumulative effect of change in accounting principle .............................            --                1,253
         Deferred taxes and other - net ..................................................            22                  366
                                                                                               ---------            ---------
              Total ......................................................................         9,782                6,523
     Working capital management:
         Accounts receivable and other current assets ....................................       (20,405)             (22,535)
         Inventories .....................................................................        (3,674)              (5,750)
         Prepaid expenses ................................................................        (1,585)              (1,282)
         Accounts payable ................................................................        14,775                9,882
         Accrued expenses and other current liabilities ..................................        (7,742)              (7,312)
                                                                                               ---------            ---------
              Cash provided (used) by operations and working
                  capital management .....................................................        (8,849)             (20,474)
                                                                                               ---------            ---------

INVESTMENT ACTIVITIES:
     Additions to property, plant and equipment ..........................................       (26,363)              (8,229)
     Purchases of marketable securities and other short-term investments .................        (1,280)              (4,285)
     Sales of marketable securities and other short-term investments .....................        10,487                5,346
     Other - net, including approximately $10 million and $11 million relating to the purchase of an equity investment in Lego in 1999
                and 1998, respectively ...................................................       (12,575)             (18,804)
                                                                                               ---------            ---------
              Cash provided (used) by investment activities ..............................       (29,731)             (25,972)
                                                                                               ---------            ---------

FINANCING ACTIVITIES:
     Increase in short-term debt .........................................................        12,598                7,493
     Increase in long-term debt ..........................................................        34,555              190,697
     Repurchases, payments and current maturities of long-term debt ......................          (633)            (135,403)
     Cash dividends to stockholder .......................................................        (2,601)             (10,906)
                                                                                               ---------            ---------
              Cash provided (used) by financing activities ...............................        43,919               51,881
                                                                                               ---------            ---------

INCREASE IN CASH AND CASH EQUIVALENTS ....................................................         5,339                5,435

CASH AND CASH EQUIVALENTS:
     Beginning of period .................................................................        12,387               19,757
                                                                                               ---------            ---------
     End of period .......................................................................     $  17,726            $  25,192
                                                                                               =========            =========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION AND OTHER MATTERS

         The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect independently managed and financed subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company; Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. and Plant Products Co. Ltd. ("Plant Products"). TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. Unless the context otherwise requires, as used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

         Substantially all of the Company's revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals and distributes its products internationally.

         During 1998, the Company completed several small acquisitions. Effective January 1, 1998, the Company acquired a Spanish company engaged in the manufacturing and distribution of specialty plant nutrients; effective May 1, 1998, the Company acquired EMV Kft., a Hungarian business engaged in the manufacturing and marketing of organic chemicals; effective October 30, 1998, the Company acquired Plant Products, headquartered in Ontario, Canada, which manufactures and markets specialty plant nutrients for commercial horticulture, specialty high value crops and retail markets; and effective December 18, 1998, the Company acquired Alpine Plant Foods, Inc., (including a Canadian subsidiary) which manufactures and distributes high purity liquid fertilizers.

         Each of these acquisitions have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these acquired businesses was approximately $24.6 million and resulted in approximately $11 million in goodwill, with such goodwill generally being amortized over a 20 year period.

         In addition, effective February 4, 1998, a subsidiary of HCL purchased a 42% equity interest in Lego Irrigation, Ltd ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems, for a purchase price of approximately $11 million. On March 9, 1999, as contemplated by the terms of the initial purchase of the Lego shares, the subsidiary of HCL purchased, pursuant to an option, an additional 34% equity interest in Lego for approximately $10 million.

           As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"), the Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August, 1998 the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March, 1999, amended and restated conditional agreements to settle the claims were executed by the parties.

         If the conditions of the settlement are satisfied, the Company's funding obligation would be an aggregate of approximately $32.4 million plus (i) an amount (estimated to eventually be in excess of $4.5 million) equal to the amount which one of the settling insurance companies shall have paid to the Company for reimbursement of defense costs (the "Defense Depletion Amount") and
(ii) interest payments at 6.25% per annum beginning April 1, 1999 on the not as yet escrowed portion of $17 million, as described below. The initial $10 million of the funding obligation was deposited in escrow on August 31, 1998. In addition, two settling insurance companies are to contribute an aggregate of $25 million, less the Defense Depletion Amount, and the Company will assign to the plaintiffs its rights under another $26 million of insurance coverage. The Company escrowed an additional $5 million on March 31, 1999, and is scheduled to escrow an additional $6.8 million on December 31, 2000, and $5.1 million on both June 30, 2001 and December 31, 2001.

         In 1998, the Company recorded a charge of approximately $36.2 million to cover the cost of the conditional settlement and the related legal expenses (included in the caption "Interest and other income (expense)-net" in the Company's December 31, 1998 Consolidated Statement of Operations in the Form 10-K).

         For further information regarding the Bogalusa Litigation and the conditional settlement relating thereto see Part I - Item 3 - "Legal Proceedings" in the Form 10-K.

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

           In the opinion of management, the unaudited consolidated financial statements for the three month periods ended March 31, 1999 and 1998, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K which has been filed with the Securities and Exchange Commission.

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                                                                  Percentage
                                                                                                  of Revenues
                                                                                         -------------------------------
                                                                                                 Three Month
                                                                                                 Period Ended
                                                                                                   March 31,
                                                                                         -------------------------------
                                                                                           1999                     1998
                                                                                         ------                   ------
Revenues:
     Specialty Plant Nutrients ...................................................         59.0%                    59.4%
     Industrial Chemicals ........................................................         27.5                     25.1
     Organic Chemicals ...........................................................         13.5                     15.5
                                                                                         ------                   ------
     Total Revenues ..............................................................        100.0%                   100.0%

Costs and Expenses:
     Cost of goods sold ..........................................................         77.8                     81.0
     General and administrative ..................................................         12.2                     11.2
                                                                                         ------                   ------

Operating income .................................................................         10.0                      7.8

     Interest expense ............................................................         (8.3)                    (7.8)
     Interest and other income (expense) - net ...................................          0.1                     22.7
                                                                                         ------                   ------

Income before income taxes, extraordinary
     item and change in accounting principle .....................................          1.8                     22.7

Income tax provision (benefit) ...................................................          1.1                      0.6
                                                                                         ------                   ------

Income before extraordinary item and
     change in accounting principle ..............................................          0.7                     22.1

Extraordinary item ...............................................................           --                    (10.4)

Cumulative effect of change in accounting principle - net ........................           --                     (1.2)
                                                                                         ------                   ------

Net income .......................................................................          0.7%                    10.5%
                                                                                         ======                   ======



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements herein (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein (and in the Form 10-K) are forward-looking statements, including, but not limited to, statements concerning future revenues (e.g., impact of the HCL Labor Dispute (as defined in the Form 10-K) and inflation in Israel); expenses (e.g., labor savings resulting from HCL's new Specific Collective Agreement ("SCA"), future environmental costs and capital expenditures); access to lending sources and Israeli Government entitlements; Year 2000 matters; outcomes of legal proceedings and statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors ("Cautionary Factors") include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including, without limitation, satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see
Part I - Item 3 - "Legal Proceedings" in the Form 10-K); and other factors referenced in this Form 10-Q (or in the Company's Form 10-K).

         Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All subsequent forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

INVESTMENT IN LASER/ESC

         On November 9, 1997, Laser Industries Limited ("Laser"), a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. ESC develops, manufactures, and markets medical devices utilizing both state-of-the-art lasers and proprietary intense pulsed light source technology for non-invasive treatment of varicose veins and other benign vascular lesions, as well as for hair removal, skin cancer, skin rejuvenation and other clinical applications. ESC shares are traded in the United States on the NASDAQ National Market System. The Company's investment in ESC is accounted for pursuant to Statement of Financial Accounting

Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

         As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) - net" in the accompanying March 31, 1998 Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying March 31, 1999 and December 31, 1998 Consolidated Balance Sheets. As of March 31, 1999, the quoted market value of the ESC shares was approximately $6.90 per share, resulting in the Company recording an unrealized loss of approximately $25.6 million. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying March 31, 1999 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate an other than temporary impairment of the Company's investment in ESC.

         In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase 250,000 Laser shares. The Laser Warrant, which had a carrying value of $0.75 million, was distributed as a dividend in February, 1998.

RESULTS OF OPERATIONS

         Three month period ended March 31, 1999 compared with the three month period ended March 31, 1998:


         Revenues increased by 21.7% to $127.8 million in 1999 from $105.0 million in 1998, an increase of $22.8 million. The increase resulted from (a) increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $21.9 million principally attributable to (i) the businesses acquired by the Company during 1998 as described above and (ii) more favorable currency exchange rates in the 1999 period and (b) increased Organic Chemicals' revenues of approximately $0.9 million.

         Cost of goods sold as a percentage of revenues decreased to 77.8% in 1999 compared with 81.0% in 1998. Gross profit was $28.4 million in 1999, or 22.2% of revenues, compared with $20.0 million or 19.0% of revenues in 1998, an increase of $8.4 million. The primary factors resulting in the increased gross profit in 1999 were (i) increased Specialty Plant Nutrients and Industrial Chemicals quantities sold as compared to the 1998 period, including the gross profits relating to the businesses acquired by the Company in the latter part of 1998, (ii) more favorable currency exchange rates in 1999 and (iii) increased production efficiencies at HCL in the 1999 period as compared to the prior year. These increases were partially offset by decreases in the selling price of chlorine, one of the Company's industrial chemical products. General and administrative expense increased to $15.6 million in 1999 from $11.8 million in 1998, an increase of $3.8 million (12.2% of revenues in 1999 compared to 11.2% of revenues in 1998). This increase was principally due to the general and administrative expenses recorded by the businesses acquired by the Company in 1998 as described above.

         As a result of the matters described above, the Company's operating income increased by $4.6 million to $12.8 million in 1999 as compared with $8.2 million in 1998.

         Interest expense increased by $2.3 million to $10.5 million in 1999 compared with $8.2 million in 1998 primarily as a result of (i) the issuance by the Company of its 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of most of its 11 7/8% Senior Subordinated Notes on March 16, 1998 (see "Refinancing" below) and (ii) certain increased borrowings relating to the Company's investment and capital expenditure program. Interest and other income (expense) - net decreased in 1999 by $23.8 million, principally as the result of the 1998 gain related to the Laser/ESC combination (see "Investment in Laser /ESC" above).

         As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle decreased by $21.5 million in 1999. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

         In the 1998 period the Company acquired $110.0 million principal amount of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $10.9 million (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1999 period.

         In the 1998 period the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with SOP 98-5. This change in accounting method resulted in a net charge of approximately $1.3 million.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at March 31, 1999 and December 31, 1998 was $105.8 million and $110.1 million, respectively.

         Operations for the three month periods ended March 31, 1999 and 1998, after adding back non-cash items, provided cash of approximately $9.8 million and $6.5 million, respectively. During such periods other changes in working capital used cash of approximately $18.6 million and $27.0 million, respectively, resulting in cash being used by operating activities and working capital management of approximately $8.8 million and $20.5 million, respectively.

         Investment activities during the three month periods ended March 31, 1999 and 1998 used cash of approximately $29.7 million and $26.0 million, respectively. These amounts include: (i) additions to property in 1999 and 1998 of approximately $26.4 million and $8.2 million, respectively; (ii) purchases of marketable securities and other short-term investments of approximately $1.3 million and $4.3 million, respectively; (iii) sales of marketable securities and other short-term investments of approximately $10.5 million and $5.3 million, respectively; and (iv) other items using cash of approximately $12.6 million and $18.8 million, respectively (including purchases of equity interests in Lego of approximately $10 million and $11 million in 1999 and 1998, respectively). The property additions in both periods relate primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in the United States and Israel and the construction of a plant at the Company's Vicksburg facility in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

         Financing activities during the three month periods ended March 31, 1999 and 1998 provided cash of approximately $43.9 million and $51.9 million, respectively. The 1998 amount relates primarily to the Refinancing described below; the 1999 amount relates primarily to borrowings in connection with the Company's investment and capital expenditure program.

         As of March 31, 1999, the Company had outstanding long-term debt (excluding current maturities) of $448.8 million. The Company's primary sources of liquidity are cash flows generated from operations and its unused credit lines.

REFINANCING

         On March 11, 1998, the Company commenced a private placement of $100.0 million principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135.0 million principal amount at maturity of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75.4 million. The sale of the Senior Notes and the Senior Discount Notes closed on March 16, 1998. A substantial portion (approximately $118.0 million) of the net proceeds from the sale was used in March, 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110.0 million principal amount of the Company's 11 7/8% Senior Subordinated Notes (the "11 7/8% Notes") (the "Refinancing"). In addition, in the four month period ended July, 1998, the Company repurchased or redeemed the remaining $5.0 million principal amount of its 11 7/8% Notes. As a result of the Refinancing and the subsequent repurchases or redemptions of the 11 7/8% Notes, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Notes, the Company recognized an extraordinary charge for the early extinguishment of debt of approximately $11.3 million (including approximately $10.9 million during the three-month period ended March 31, 1998) which is classified as an extraordinary item in the December 31, 1998 Consolidated Statement of Operations included in the Company's Form 10-K.

         The Senior Notes and the Senior Discount Notes are unsecured obligations of the Company and are pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of TRI and senior in right to payment to all subordinated indebtedness of TRI. Interest on the Senior Notes is payable semi-annually. Interest on the Senior Discount Notes accretes and compounds semi-annually but is not payable until 2003, after which interest will be payable semi-annually.

         See Note G of Notes to Consolidated Financial Statements included in the Form 10-K.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Senior Notes and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements included in the Form 10-K. During the years ended December 31, 1998 and 1997, the Company incurred significant capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant at the Company's Vicksburg facility to manufacture MAP and MKP (the "Plan"). The Company plans to complete the Plan during 1999. During the three month period ended March 31, 1999 the Company incurred capital expenditures of approximately $26.4 million, including approximately $16.0 million relating to the Plan. Ongoing maintenance capital expenditures are expected to be approximately $16 million per year.

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the credit facilities of the Company. As of March 31, 1999, the Company had approximately $41 million of borrowing availability, consisting of $18 million of borrowing availability of TRI and the remainder at the Company's subsidiaries. In addition, during 1998 HCL entered into an $80 million credit facility which is being used to finance its planned capacity expansion at its Mishor Rotem, Israel facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities and dividends and other distributions available from the Company's subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company would complete any material acquisitions. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward-Looking Statements" above.

FOREIGN CURRENCIES

         The Company has no significant foreign currency denominated revenues except at HCL. Approximately $167 million of HCL's total sales for the year ended December 31, 1998 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. Dollar, the Company has a general policy of hedging a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. The Company determines when to enter in hedging transactions (and the extent of its foreign currency denominated sales it wishes to hedge) based on its ongoing review of the currency markets. A portion of these contracts qualify as hedges pursuant to SFAS No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the three month periods ended March 31, 1999 and 1998, would have decreased by approximately $4.6 million and $1.2 million, respectively.

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

          On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. On January 1, 1999, the Euro began trading on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange rate risk between the member countries. Beginning in January, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. HCL, the principal subsidiary of TRI that will be affected by the Euro conversion, has established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, the competitive impact of cross-border price transparency which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, recalculating currency risk and recalibrating derivatives and other financial instruments. Due to numerous uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or its results of operations.

INFLATION

         Inasmuch as only approximately $65 million of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1998 and 1997 the inflation rate of the NIS as compared to the U.S. Dollar was less than the devaluation rate in Israel by 9.0% and 1.8%, respectively.

ENVIRONMENTAL MATTERS

         See Part I - Item 1 - "Business" - "Environmental Matters" and Note O of Notes to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

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

         The Company operates on a decentralized independent operating company basis; consequently, the Y2K Project status may vary across TRI's various direct and indirect subsidiaries. As of March 31, 1999, for both IT Systems and Non-IT Systems, phases (i) and (ii) are generally complete and phase (iii) is in process. Based on its assessment of its major IT systems, the Company expects that all necessary modifications and/or replacements required in phase (iii) will be completed in a timely manner to ensure that all of TRI's various direct and indirect subsidiaries are Y2K compliant.

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

         Through March 31, 1999 the Company estimates that it has spent approximately $0.8 million in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Consolidated Statements of Operations. The Company estimates that the costs to be incurred subsequent to March 31, 1999 in its efforts to achieve Y2K compliance will aggregate approximately $0.7 million. The Company intends to fund from operations the costs of becoming Y2K compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included in Item 7A in the Company's Form 10-K. No material change has occurred as of March 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed (most recently in the Form 10-K), beginning in April, 1993 a number of antitrust class action lawsuits were filed in several United States District Courts, and consolidated for pretrial purposes in the United States District Court for Minnesota, against the major Canadian and United States potash producers, including Eddy Potash, Inc. ("EDP"), a direct subsidiary of the Company (whose name was changed to EDP, Inc. upon completion of the sale of its potash business in August, 1996), and New Mexico Potash Corporation ("NMPC"), an indirect subsidiary of the Company (whose name was changed to NMPC, Inc. upon completion of the sale of its potash business in August, 1996), and "unnamed co-conspirators." On or about December 21, 1995, the defendants filed motions for summary judgment. On September 13, 1996 Magistrate, Judge Erickson issued a Report and Recommendation recommending that U.S. District Court Judge Kyle grant the motions for summary judgment as to all of the plaintiffs' claims. On January 2, 1997, Judge Kyle issued an order accepting and adopting Magistrate Judge Erickson's Report and Recommendation and ordering that the motions for summary judgment as to all of the plaintiffs' claims be granted. Plaintiffs, by Notice of Appeal dated January 31, 1997, appealed Judge Kyle's order to the U.S. Court of Appeals for the Eighth Circuit, before which oral argument on the appeal occurred on November 17, 1997. On May 7, 1999, the Court of Appeals affirmed the grant of summary judgment as to all of the plaintiffs' claims against NMPC, EDP and two other defendants but reversed the grant of summary judgment as to the claims against the remaining defendants. Plaintiffs or the defendants against whom summary judgment was reversed may move to reargue or for a hearing en banc before the Court of Appeals, or may seek review by the United States Supreme Court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent of the sole stockholder of the Company, dated February 26, 1999, the number of directors of the Company was fixed at five, and Avi D. Pelossof was elected a director. Arie Genger, Thomas G. Hardy, Martin A. Coleman and Sash A. Spencer continue as the four other directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Exhibit 4.7 - Amendment No. 2, dated as of April 23, 1999, to the Credit Agreement, dated as of November 3, 1995 and Amended and Restated as of July 31, 1997, as previously amended, among Cedar Chemical Corporation, the Lenders listed on the signature pages thereof and The Chase Manhattan Bank, as Administrative Agent (exhibits omitted).

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




                                                     TRANS-RESOURCES, INC.
                                                         (Registrant)



Date:  May 14, 1999                                    Lester W. Youner
                                              --------------------------------
                                                 Vice President, Treasurer and
                                                    Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS


Exhibit       Description
4.7           Amendment No. 2, dated as of April 23, 1999, to the Credit
              Agreement, dated as of November 3, 1995 and Amended and Restated
              as of July 31, 1997, as previously amended, among Cedar Chemical
              Corporation, the Lenders listed on the signature pages thereof and
              The Chase Manhattan Bank, as Administrative Agent (exhibits omitted).


27            Financial Data Schedule.