Form 10-Q
period 1999-06-30
TRANS RESOURCES INC
filed 1999-08-13
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  [Mark One]

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From       To

                        Commission File Number 33-11634

                             TRANS-RESOURCES, INC.

                 Delaware                            36-2729497
     ------------------------------     ----------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

            9 West 57th Street, New York, New York            10019
          ----------------------------------------       -------------
          (Address of principal executive offices)         (Zip Code)

        Registrant's Telephone number, including area code (212)888-3044

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

                                 YES [X] NO [ ]

At August 13, 1999, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                                  June 30, 1999


                                                                         Page
PART I                                                                  Number
------                                                                  ------
Item 1. -   Financial Statements:

            Consolidated Statements of Operations.................         3

            Consolidated Balance Sheets...........................         4

            Consolidated Statements of Stockholder's Equity and
            Comprehensive Income..................................         5

            Consolidated Statements of Cash Flows.................         6

            Notes to Unaudited Consolidated Financial Statements..         7

Item 2. -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................        10

Item 3. -   Quantitative and Qualitative Disclosures About Market
            Risk..................................................        21

PART II

Item 1. -   Legal Proceedings.....................................        22

Item 6. -   Exhibits and Reports on Form 8-K......................        23

Signatures  ......................................................        24

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Month Period                   Six Month Period
                                                                    Ended June 30,                      Ended June 30,
                                                            ---------------------------         ---------------------------
                                                               1999              1998              1999              1998
                                                            ---------         ---------         ---------         ---------
                                                                                         (000's)
REVENUES ...........................................        $ 150,975         $ 121,081         $ 278,732         $ 226,043

COSTS AND EXPENSES:
    Cost of goods sold .............................          114,134            91,874           213,476           176,850
    General and administrative .....................           16,949            13,776            32,527            25,526
                                                            ---------         ---------         ---------         ---------

OPERATING INCOME ...................................           19,892            15,431            32,729            23,667

    Interest expense ...............................          (11,713)           (9,821)          (22,255)          (18,041)
    Interest and other income (expense) - net ......            1,231             1,594             1,287            25,414
                                                            ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES,
    EXTRAORDINARY ITEM AND
    CHANGE IN ACCOUNTING PRINCIPLE .................            9,410             7,204            11,761            31,040
                                                            ---------         ---------         ---------         ---------

INCOME TAX PROVISION (BENEFIT):
    Current ........................................            1,152               585             1,959             1,109
    Deferred .......................................            1,231             1,350             1,936             1,462
                                                            ---------         ---------         ---------         ---------
        Total ......................................            2,383             1,935             3,895             2,571
                                                            ---------         ---------         ---------         ---------
INCOME BEFORE EXTRAORDINARY
    ITEM AND CHANGE IN ACCOUNTING
    PRINCIPLE ......................................            7,027             5,269             7,866            28,469

EXTRAORDINARY ITEM - Loss on repurchase of
    debt (no income tax benefit) ...................               --
                                                                                   (192)               --           (11,132)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    net of income tax benefit of $80,000 ...........               --                --                --            (1,253)
                                                            ---------         ---------         ---------         ---------

NET INCOME .........................................        $   7,027         $   5,077         $   7,866         $  16,084
                                                            =========         =========         =========         =========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,         December 31,
                                                                      1999               1998
                                                                    ---------         ---------
                                                                  (Unaudited)
                                                                              (000's)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................        $   7,166         $  12,387
    Accounts receivable ....................................          125,827            90,998
    Inventories:
      Finished goods .......................................           76,606            74,141
      Raw materials ........................................           17,603            21,301
    Other current assets ...................................           47,646            63,608
    Prepaid expenses .......................................           19,787            16,477
                                                                    ---------         ---------
      Total Current Assets .................................          294,635           278,912

PROPERTY, PLANT AND EQUIPMENT - NET ........................          296,408           260,585

OTHER ASSETS ...............................................           73,996            59,789
                                                                    ---------         ---------
      Total ................................................        $ 665,039         $ 599,286
                                                                    =========         =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ...................        $  10,600         $  10,183
    Short-term debt ........................................           49,164            39,065
    Accounts payable .......................................           93,777            76,306
    Accrued expenses and other current liabilities .........           37,624            43,224
                                                                    ---------         ---------
      Total Current Liabilities ............................          191,165           168,778
                                                                    ---------         ---------
LONG-TERM DEBT - NET -
    Senior indebtedness, notes payable and other obligations          458,503           414,432
                                                                    ---------         ---------

OTHER LIABILITIES ..........................................           58,930            54,919
                                                                    ---------         ---------

STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
      authorized, issued and outstanding ...................            7,960             7,960
    Common stock, $.01 par value, 3,000 shares authorized,
      issued and outstanding ...............................               --                --
    Additional paid-in capital .............................            8,682             8,682
    Retained earnings ......................................          (29,869)          (34,922)
    Cumulative translation adjustment ......................           (1,601)           (1,462)
    Unrealized gains (losses) on marketable securities .....          (28,731)          (19,101)
                                                                    ---------         ---------
      Total Stockholder's Equity ...........................          (43,559)          (38,843)
                                                                    ---------         ---------
      Total ................................................        $ 665,039         $ 599,286
                                                                    =========         =========


           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

                      Six Month Period Ended June 30, 1999
                                   (Unaudited)

                                                   Additional                 Cumulative     Unrealized
                            Preferred    Common      Paid-In      Retained    Translation   Gains (Losses)            Comprehensive
                             Stock       Stock       Capital      Earnings     Adjustment   on Securities    Total        Income
                             -----       -----       -------      --------     ----------   -------------    -----        ------
                                                                             (000's)
  BALANCE,
       January 1, 1999     $ 7,960      $    --      $ 8,682      $(34,922)     $(1,462)     $(19,101)     $(38,843)

  Net income .........                                               7,866                                    7,866      $ 7,866

  Dividends paid:
    Common stock .....                                              (2,388)                                  (2,388)

    Preferred stock ..                                                (425)                                    (425)

  Net change during
       period ........                                                             (139)       (9,630)       (9,769)      (9,769)
                           -------      -------      -------      --------      -------      --------      --------      -------
BALANCE,
       June 30, 1999 .     $ 7,960      $    --      $ 8,682      $(29,869)     $(1,601)     $(28,731)     $(43,559)     $(1,903)
                           =======      =======      =======      ========      =======      ========      ========      =======


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                          Six Month Period
                                                                                           Ended June 30,
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     --------         ---------
                                                                                               (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
    MANAGEMENT:
 Operations:
    Net income ..............................................................        $  7,866         $  16,084
    Items not requiring (providing) cash:
      Depreciation and amortization of property, plant and equipment
         and other assets ...................................................          12,453            10,830
      Amortization of deferred financing costs and accretion of
         interest expense ...................................................           5,386             3,126
      Gain on Laser/ESC share exchange ......................................              --           (22,946)
      Extraordinary item - loss on repurchase of debt .......................              --            11,132
      Cumulative effect of change in accounting principle ...................              --             1,253
      Deferred taxes and other - net ........................................             830            (1,425)
                                                                                     --------         ---------
         Total ..............................................................          26,535            18,054
    Working capital management:
      Accounts receivable and other current assets ..........................         (23,191)          (19,118)
      Inventories ...........................................................           3,973            (2,781)
      Prepaid expenses ......................................................          (3,310)           (2,682)
      Accounts payable ......................................................          13,880             7,919
      Accrued expenses and other current liabilities ........................          (4,778)           (2,791)
                                                                                     --------         ---------
         Cash provided (used) by operations and working
            capital management ..............................................          13,109            (1,399)
                                                                                     --------         ---------

INVESTMENT ACTIVITIES:
    Additions to property, plant and equipment ..............................         (47,035)          (22,654)
    Purchases of marketable securities and other short-term investments .....         (23,592)          (24,724)
    Sales of marketable securities and other short-term investments .........          21,165             4,251
    Other - net, including approximately $10 million and $11 million relating to the purchase of equity investments in Lego in 1999
               and 1998, respectively .......................................         (13,719)          (22,449)
                                                                                     --------         ---------
         Cash provided (used) by investment activities ......................         (63,181)          (65,576)
                                                                                     --------         ---------

FINANCING ACTIVITIES:
    Increase in short-term debt .............................................           8,176             2,892
    Increase in long-term debt ..............................................          45,690           216,605
    Repurchases, payments and current maturities of long-term debt ..........          (6,202)         (140,651)
    Cash dividends to stockholder ...........................................          (2,813)          (11,332)
                                                                                     --------         ---------
         Cash provided (used) by financing activities .......................          44,851            67,514
                                                                                     --------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................          (5,221)              539

CASH AND CASH EQUIVALENTS:
    Beginning of period .....................................................          12,387            19,757
                                                                                     --------         ---------

    End of period ...........................................................        $  7,166         $  20,296
                                                                                     ========         =========


            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION AND OTHER MATTERS

      The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect independently managed and financed subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company; Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd.; and Plant Products Co. Ltd. ("Plant Products"). TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. Unless the context otherwise requires, as used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

      Substantially all of the Company's revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals and distributes its products internationally.

      During 1998 and 1999, the Company completed several small acquisitions. Effective January 1, 1998, the Company acquired a Spanish company engaged in the manufacturing and distribution of specialty plant nutrients; effective May 1, 1998, the Company acquired EMV Kft., a Hungarian business engaged in the manufacturing and marketing of organic chemicals; effective October 30, 1998, the Company acquired Plant Products, headquartered in Ontario, Canada, which manufactures and markets specialty plant nutrients for commercial horticulture, specialty high value crops and retail markets; effective December 18, 1998, the Company acquired Alpine Plant Foods, Inc., (including a Canadian subsidiary) which manufactures and distributes high purity liquid fertilizers; and effective February 19, 1999, the Company acquired a majority interest in VJ Growers Supply, Inc., which markets specialty plant nutrients and other products for commercial horticulture. The acquisitions described in this paragraph are collectively referred to as the "Acquired Businesses".

      Each of the Acquired Businesses have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these Acquired Businesses was approximately $25.5 million and resulted in approximately $11 million in goodwill (generally being amortized over a 20 year period).

      In addition, effective February 4, 1998, a subsidiary of HCL purchased a 42% equity interest in Lego Irrigation, Ltd. ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems, for a purchase price of approximately $11 million. On March 9, 1999, as contemplated by the terms of the initial purchase of the Lego shares, the subsidiary of HCL purchased, pursuant to an option, an additional 34% equity interest in Lego for approximately $10 million. The remaining 24% equity interest in Lego is publicly traded on the Tel Aviv (Israel) stock exchange.

      As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"), the Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August, 1998, the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March, 1999, amended and restated conditional agreements to settle the claims were executed by the parties.

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

      In the opinion of management, the unaudited consolidated financial statements for the six month periods ended June 30, 1999 and 1998, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K which has been filed with the Securities and Exchange Commission.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                                     Percentage of Revenues
                                                   ------------------------------------------------------
                                                        Three Month                       Six Month
                                                        Period Ended                     Period Ended
                                                           June 30,                         June 30,
                                                   ----------------------          ----------------------
                                                     1999            1998            1999            1998
                                                   ------          ------          ------          ------
Revenues:
   Specialty Plant Nutrients ..............          61.9%           62.2%           60.6%           60.9%
   Industrial Chemicals ...................          24.0            24.6            25.6            24.8
   Organic Chemicals ......................          14.1            13.2            13.8            14.3
                                                   ------          ------          ------          ------
   Total Revenues .........................         100.0%          100.0%          100.0%          100.0%

Costs and expenses:
   Cost of goods sold .....................          75.6            75.9            76.6            78.2
   General and administrative .............          11.2            11.4            11.7            11.3
                                                   ------          ------          ------          ------

Operating income ..........................          13.2            12.7            11.7            10.5

   Interest expense .......................          (7.8)           (8.1)           (8.0)           (8.0)
   Interest and other income (expense)- net           0.8             1.4             0.5            11.2
                                                   ------          ------          ------          ------

Income before income taxes, extraordinary
   item and change in accounting principle            6.2             6.0             4.2            13.7

Income tax provision (benefit) ............           1.5             1.6             1.4             1.1
                                                   ------          ------          ------          ------

Income before extraordinary item and
   change in accounting principle .........           4.7             4.4             2.8            12.6

Extraordinary item ........................            --            (0.2)             --            (4.9)
Cumulative effect of change in accounting
   principle - net ........................            --              --              --            (0.6)
                                                   ------          ------          ------          ------
Net income ................................           4.7%            4.2%            2.8%            7.1%
                                                   ======          ======          ======          ======

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

      As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) - net" in the accompanying June 30, 1998 Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying June 30, 1999 and December 31, 1998 Consolidated Balance Sheets. As of June 30, 1999, the quoted market value of the ESC shares was approximately $6.38 per share, resulting in the Company recording an unrealized loss of approximately $26.5 million. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying June 30, 1999 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate an other than temporary impairment of the Company's investment in ESC.

      In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase 250,000 Laser shares. The Laser Warrant, which had a carrying value of $0.75 million, was distributed as a dividend in February, 1998.

RESULTS OF OPERATIONS

      Three month period ended June 30, 1999 compared with the three month period ended June 30, 1998:

      Revenues increased by 24.7% to $151.0 million in 1999 from $121.1 million in 1998, an increase of $29.9 million. The increase resulted from (a) increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $24.6 million principally due to an increase of quantities sold in the 1999 period versus the corresponding prior year period, primarily as a result of the Acquired Businesses, with such increased sales partially offset by less favorable currency exchange rates in the 1999 period and (b) increased Organic Chemicals' revenues of approximately $5.3 million (which primarily relates to one of the Acquired Businesses).

      Cost of goods sold as a percentage of revenues decreased to 75.6% in 1999 compared with 75.9% in 1998. Gross profit was $36.8 million in 1999, or 24.4% of revenues, compared with $29.2 million or 24.1% of revenues in 1998, an increase of $7.6 million. The primary factors resulting in the increased gross profit in 1999 were (i) increased Specialty Plant Nutrients and Industrial Chemicals quantities sold as compared to the 1998 period, including the gross profits relating to the Acquired Businesses and (ii) increased production efficiencies at HCL in the 1999 period as compared to the corresponding period in the prior year. These increases were partially offset by (i) less favorable currency exchange rates in 1999 and (ii) decreases in the selling price of chlorine, one of the Company's industrial chemical products. General and administrative expense increased to $16.9 million in 1999 from $13.8 million in 1998, an increase of $3.1 million but did not materially differ as a percentage of revenues during the periods (11.2% of revenues in 1999 compared to 11.4% of revenues in 1998). This increase was principally due to the general and administrative expenses recorded by the Acquired Businesses.

      As a result of the matters described above, the Company's operating income increased by $4.5 million to $19.9 million in 1999 as compared with $15.4 million in 1998.

      Interest expense increased by $1.9 million to $11.7 million in 1999 compared with $9.8 million in 1998 primarily as a result of certain increased borrowings relating to the Company's investment and capital expenditure program, including borrowings related to the acquisition of the Acquired Businesses. Interest and other income (expense) - net did not materially differ during the periods.

      As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle increased by $2.2 million in 1999. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

      In the 1998 period the Company acquired $2.3 million principal amount of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $0.2 million (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1999 period.

      Six month period ended June 30, 1999 compared with the six month period ended June 30, 1998:

      Revenues increased by 23.3% to $278.7 million in 1999 from $226.0 million in 1998, an increase of $52.7 million. The increase resulted from (a) increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $46.5 million principally due to an increase of quantities sold in the 1999 period versus the corresponding prior year period, primarily as a result of the Acquired Businesses, with such increased sales partially offset by less favorable currency exchange rates in the 1999 period and (b) increased Organic Chemicals' revenues of approximately $6.2 million (which primarily relates to one of the Acquired Businesses).

      Cost of goods sold as a percentage of revenues decreased to 76.6% in 1999 compared with 78.2% in 1998. Gross profit was $65.3 million in 1999, or 23.4% of revenues, compared with $49.2 million or 21.8% of revenues in 1998, an increase of $16.1 million. The primary factors resulting in the increased gross profit in 1999 were (i) increased

Specialty Plant Nutrients and Industrial Chemicals quantities sold as compared to the 1998 period, including the gross profits relating to the Acquired Businesses and (ii) increased production efficiencies at HCL in the 1999 period as compared to the corresponding period in the prior year. These increases were partially offset by (i) less favorable currency exchange rates in 1999 and (ii) decreases in the selling price of chlorine, one of the Company's industrial chemical products. General and administrative expense increased to $32.5 million in 1999 from $25.5 million in 1998, an increase of $7.0 million (11.7% of revenues in 1999 compared to 11.3% of revenues in 1998). This increase was principally due to the general and administrative expenses recorded by the Acquired Businesses.

      As a result of the matters described above, the Company's operating income increased by $9.0 million to $32.7 million in 1999 as compared with $23.7 million in 1998.

      Interest expense increased by $4.3 million to $22.3 million in 1999 compared with $18.0 million in 1998 primarily as a result of (i) the issuance by the Company of its 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of most of its 11 7/8% Senior Subordinated Notes on March 16, 1998 (see "Refinancing" below) and (ii) certain increased borrowings relating to the Company's investment and capital expenditure program, including borrowings related to the acquisition of the Acquired Businesses. Interest and other income (expense) - net decreased in 1999 by $24.1 million, principally as the result of the 1998 gain related to the Laser/ESC combination (see "Investment in Laser/ESC" above).

      As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle decreased by $19.3 million in 1999. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

      In the 1998 period the Company acquired $112.4 million principal amount of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $11.1 million (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1999 period.

      In the 1998 period the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with SOP 98-5. This change in accounting method resulted in a net charge of approximately $1.3 million.

CAPITAL RESOURCES AND LIQUIDITY

      The Company's consolidated working capital at June 30, 1999 and December 31, 1998 was $103.5 million and $110.1 million, respectively.

      Operations for the six month periods ended June 30, 1999 and 1998, after adding back non-cash items, provided cash of approximately $26.5 million and $18.1 million, respectively. During such periods other changes in working capital used cash of approximately $13.4 million and $19.5 million, respectively, resulting in cash being provided (used) by operating activities and working capital management of approximately $13.1 million and ($1.4) million, respectively.

      Investment activities during the six month periods ended June 30, 1999 and 1998 used cash of approximately $63.2 million and $65.6 million, respectively. These amounts include: (i) additions to property in 1999 and 1998 of approximately $47.0 million and $22.7 million, respectively; (ii) purchases of marketable securities and other short-term investments of approximately $23.6 million and $24.7 million, respectively; (iii) sales of marketable securities and other short-term investments of approximately $21.2 million and $4.3 million, respectively; and (iv) other items using cash of approximately $13.7 million and $22.5 million, respectively (including purchases of equity interests in Lego of approximately $10 million and $11 million in 1999 and 1998, respectively). The property additions in both periods relate primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in the United States and Israel and the construction of a plant at the Company's Vicksburg facility in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

      Financing activities during the six month periods ended June 30, 1999 and 1998 provided cash of approximately $44.9 million and $67.5 million, respectively. The 1998 amount relates primarily to the Refinancing described below; the 1999 amount relates primarily to borrowings in connection with the Company's investment and capital expenditure program.

      As of June 30, 1999, the Company had outstanding long-term debt (excluding current maturities) of $458.5 million. The Company's primary sources of liquidity are cash flows generated from operations and its unused credit lines.

REFINANCING

      On March 11, 1998, the Company commenced a private placement of $100.0 million principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135.0 million principal amount at maturity of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75.4 million. The sale of the Senior Notes and the Senior Discount Notes closed on March 16, 1998. A substantial portion (approximately $118.0 million) of the net proceeds from the sale was used in March, 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110.0 million principal amount of the Company's
11 7/8% Senior Subordinated Notes (the "11 7/8% Notes") (the "Refinancing"). In addition, in the four month period ended July, 1998, the Company repurchased or redeemed the remaining $5.0 million principal amount of its 11 7/8% Notes. As a result of the Refinancing and the subsequent repurchases or redemptions of the 11 7/8% Notes, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Notes, the Company recognized an extraordinary charge for the early extinguishment of debt of approximately $11.3 million (including approximately $11.1 million during the six month period ended June 30, 1999), which is classified as an extraordinary item in the December 31, 1998 Consolidated Statement of Operations included in the Company's Form 10-K.

      The Senior Notes and the Senior Discount Notes are unsecured obligations of the Company and are pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of TRI and senior in right to payment to all subordinated indebtedness of TRI. Interest on the Senior Notes is payable semi-annually. Interest on the Senior Discount Notes accretes and compounds semi-annually but is not payable until 2003, after which interest on the accreted principal amount will be payable semi-annually.

      See Note G of Notes to Consolidated Financial Statements included in the Form 10-K.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

      Interest payments on the Senior Notes and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements included in the Form 10-K. During the years ended December 31, 1998 and 1997, the Company incurred significant capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant at the Company's Vicksburg facility to manufacture MAP and MKP (the "Plan"). The Company plans to complete the Plan during 1999. During the six month period ended June 30, 1999 the majority of the Company's capital expenditures related to the Plan. Ongoing maintenance capital expenditures are expected to be approximately $16 million per year.

      The Company's primary sources of liquidity are cash flows from operations and borrowings under the credit facilities of the Company. As of June 30, 1999, the Company had approximately $64 million of borrowing availability, consisting of $18 million of borrowing availability of TRI and the remainder at the Company's subsidiaries. In addition, during 1998 HCL entered into an $80 million credit facility which is being used to finance its planned capacity expansion at its Mishor Rotem, Israel facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities and dividends and other distributions available from the Company's subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change, particularly if the Company would complete any material acquisitions. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward-Looking Statements" above.

FOREIGN CURRENCIES

      The Company has no significant foreign currency denominated revenues except at HCL. Approximately $170 million of HCL's total sales for the year ended December 31, 1998 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. Dollar, the Company has a general policy of hedging a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. The Company determines when to enter into hedging transactions (and the extent of its foreign currency denominated sales it wishes to hedge) based on its ongoing review of the currency markets. A portion of these contracts qualify as hedges pursuant to SFAS No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the six month periods ended June 30, 1999 and 1998, would have increased (decreased) by approximately ($5.5) million and $0.9 million, respectively.

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

      In 1997, the Company created project teams to coordinate its activities relating to becoming Y2K compliant (the "Y2K Project"). The Y2K Project for the Company's internal systems and equipment covers both traditional computer systems and infrastructure ("IT Systems") and computer-based manufacturing, logistical and related systems ("Non-IT Systems"). The Y2K Project generally has four phases - (i) an identification and inventory of all systems and devices with potential Y2K problems; (ii) assessment (including prioritization); (iii) remediation (including modification, upgrading and replacement) and testing; and
(iv) contingency planning. The Company operates on a decentralized independent operating company basis; consequently, the Y2K Project status may vary across TRI's various direct and indirect subsidiaries. As of June 30, 1999, for both IT Systems and Non-IT Systems, phases (i) and (ii) are generally complete and phase
(iii) is in process. Based on its assessment of its major IT systems, the Company expects that all necessary modifications and/or replacements required in phase (iii) will be completed in a timely manner to ensure that all of TRI's various direct and indirect subsidiaries are Y2K compliant.

      The Y2K Project also considers the readiness of significant customers, suppliers and other third party providers. Each of TRI's various direct and indirect subsidiaries are currently assessing the status of its significant customers, suppliers and other third party providers with respect to their becoming Y2K compliant.

      The Company is revising its existing business interruption contingency plans to address internal and external issues specific to the Y2K problem, to the extent practicable. Such revisions are expected to be completed prior to December 31, 1999. These plans, which are intended to enable the Company to continue to operate on January 1, 2000 and beyond, include performing certain processes manually; repairing or obtaining replacement systems; changing suppliers; and reducing or suspending operations. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers. The Company believes, however, that due to the widespread nature of potential Y2K issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's internal systems and equipment during the completion of the Y2K Project and regarding the status of its suppliers, customers, and other third party providers in becoming Y2K compliant.

      Through June 30, 1999 the Company estimates that it has spent approximately $1.2 million in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Consolidated Statements of Operations. The Company estimates that the costs to be incurred subsequent to June 30, 1999 in its efforts to achieve Y2K compliance will aggregate approximately $0.3 million. The Company intends to fund from operations the costs of becoming Y2K compliant.

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

OTHER MATTERS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Depending on the intended use of the derivative, changes in derivative fair values may be charged to operations unless the derivative qualifies as a hedge under certain requirements. SFAS 133, as amended by SFAS 137, is effective for all quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). The Company is evaluating the impact, if any, of SFAS 133 on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is included in Item 7A in the Company's Form 10-K. No material change has occurred as of June 30, 1999.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      As previously disclosed (most recently in the Form 10-K and in the Form 10-Q for the quarter ended March 31, 1999), beginning in April, 1993 a number of antitrust class action lawsuits were filed in several United States District Courts, and consolidated for pretrial purposes in the United States District Court for Minnesota, against the major Canadian and United States potash producers, including Eddy Potash, Inc. ("EDP"), a direct subsidiary of the company (whose name was changed to EDP, Inc. upon completion of the sale of its potash business in August, 1996), and New Mexico Potash Corporation ("NMPC"), an indirect subsidiary of the Company (whose name was changed to NMPC, Inc. upon completion of the sale of its potash business in August, 1996), and "unnamed co-conspirators." On or about December 21, 1995, the defendants filed motions for summary judgment. On September 13, 1996 Magistrate Judge Erickson issued a Report and Recommendation recommending that U.S. District Court Judge Kyle grant the motions for summary judgment as to all of the plaintiffs' claims. On January 2, 1997, Judge Kyle issued an order accepting and adopting Magistrate Judge Erickson's Report and Recommendation and ordering that the motions for summary judgment as to all of the plaintiffs' claims be granted. Plaintiffs, by Notice of Appeal dated January 31, 1997, appealed Judge Kyle's order to the U.S. Court of Appeals for the Eighth Circuit, before which oral argument on the appeal occurred on November 17, 1997. On May 7, 1999, a three judge panel of the Court of Appeals affirmed the grant of summary judgment as to all of the plaintiffs' claims against NMPC, EDP and two other defendants but reversed the grant of summary judgment as to the claims against the remaining defendants. Thereafter, defendants against whom summary judgment was reversed moved for a rehearing before the entire Court of Appeals. On July 16, 1999, the Court of Appeals vacated the opinion of the three judge panel (as to all defendants, including NMPC and EDP) and scheduled a rehearing before the entire Court for September 13, 1999.

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




                                            TRANS-RESOURCES, INC.
                                            ----------------------
                                                  (Registrant)



Date:  August 13, 1999                                Lester W. Youner
                                             --------------------------------
                                                Vice President, Treasurer and
                                                   Chief Financial Officer

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

Exhibit     Description
-------     -----------
   27       Financial Data Schedule.