Form 10-Q
period 1999-09-30
TRANS RESOURCES INC
filed 1999-11-12
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


       [Mark One]

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From             To

                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.

             (Exact name of registrant as specified in its charter)

                        Delaware                                                  36-2729497
                        --------                                                  ----------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

         9 West 57th Street, New York, New York                                      10019
        ---------------------------------------                                   ----------
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

                                    YES X NO

At November 12, 1999, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                               September 30, 1999

                                                                                                            Page
PART I                                                                                                     Number
------                                                                                                     ------
Item 1. -         Financial Statements:

                  Consolidated Statements of Operations..........................................             3

                  Consolidated Balance Sheets....................................................             4

                  Consolidated Statements of Stockholder's Equity and Comprehensive Income.......             5

                  Consolidated Statements of Cash Flows..........................................             6

                  Notes to Unaudited Consolidated Financial Statements...........................             7

Item 2. -         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................            10

Item 3. -         Quantitative and Qualitative Disclosures About Market Risk.....................            22

PART II


Item 6. -         Exhibits and Reports on Form 8-K...............................................            23

                  Signatures.....................................................................            24

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Month Period                Nine Month Period
                                                         Ended September 30,              Ended September 30,
                                                       ----------------------            ----------------------
                                                       1999              1998            1999             1998
                                                       ----              ----            ----             -----
                                                                                (000's)
REVENUES .....................................       $ 111,365        $  88,621        $ 390,097        $ 314,664

COSTS AND EXPENSES:
     Cost of goods sold ......................          88,710           71,077          302,186          247,927
     General and administrative ..............          19,318           10,838           51,845           36,364
                                                     ---------        ---------        ---------        ---------

OPERATING INCOME .............................           3,337            6,706           36,066           30,373

     Interest expense ........................         (12,205)          (9,941)         (34,460)         (27,982)
     Interest and other income (expense) - net             144          (34,698)           1,431           (9,284)
                                                     ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES,
     EXTRAORDINARY ITEM AND
     CHANGE IN ACCOUNTING PRINCIPLE ..........          (8,724)         (37,933)           3,037           (6,893)
                                                     ---------        ---------        ---------        ---------

INCOME TAX PROVISION (BENEFIT):
     Current .................................             (21)             100            1,938            1,209
     Deferred ................................             249             (760)           2,185              702
                                                     ---------        ---------        ---------        ---------
         Total ...............................             228             (660)           4,123            1,911
                                                     ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
     ITEM AND CHANGE IN ACCOUNTING
     PRINCIPLE ...............................          (8,952)         (37,273)          (1,086)          (8,804)

EXTRAORDINARY ITEM - Loss on repurchase of
     debt (no income tax benefit) ............              --             (196)              --          (11,328)

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE, net of
     income tax benefit of $80,000 ...........              --               --               --           (1,253)
                                                     ---------        ---------        ---------        ---------

NET INCOME (LOSS) ............................       $  (8,952)       $ (37,469)       $  (1,086)       $ (21,385)
                                                     =========        =========        =========        =========



            See notes to unaudited consolidated financial statements.

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS





                                                                               September 30,    December 31,
                                                                                   1999             1998
                                                                               ------------     ------------
                                                                               (Unaudited)
                                                                                        (000's)
                                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................................       $   7,878        $  12,387
     Accounts receivable ...............................................         111,044           90,998
     Inventories:
         Finished goods ................................................          89,426           74,141
         Raw materials .................................................          23,577           21,301
     Other current assets ..............................................          49,637           63,608
     Prepaid expenses ..................................................          21,265           16,477
                                                                               ---------        ---------
         Total Current Assets ..........................................         302,827          278,912

PROPERTY, PLANT AND EQUIPMENT - NET ....................................         325,620          260,585

OTHER ASSETS ...........................................................          54,764           59,789
                                                                               ---------        ---------
         Total .........................................................       $ 683,211        $ 599,286
                                                                               =========        =========

                                    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ..............................       $  10,962        $  10,183
     Short-term debt ...................................................          45,476           39,065
     Accounts payable ..................................................          88,590           76,306
     Accrued expenses and other current liabilities ....................          35,780           43,224
                                                                               ---------        ---------
         Total Current Liabilities .....................................         180,808          168,778
                                                                               ---------        ---------
LONG-TERM DEBT - NET
     Senior indebtedness, notes payable and other obligations ..........         494,434          414,432
                                                                               ---------        ---------
OTHER LIABILITIES ......................................................          63,812           54,919
                                                                               ---------        ---------

STOCKHOLDER'S EQUITY (NOTE B):
     Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding ............................           7,960            7,960
     Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding ........................................              --               --
     Additional paid-in capital ........................................           8,682            8,682
     Retained earnings .................................................         (39,253)         (34,922)
     Cumulative translation adjustment .................................          (1,065)          (1,462)
     Unrealized gains (losses) on marketable securities ................         (32,167)         (19,101)
                                                                               ---------        ---------
         Total Stockholder's Equity ....................................         (55,843)         (38,843)
                                                                               ---------        ---------
         Total .........................................................       $ 683,211        $ 599,286
                                                                               =========        =========




            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

                   Nine Month Period Ended September 30, 1999
                                   (Unaudited)

                                                             Additional
                                 Preferred      Common        Paid-In       Retained
                                   Stock        Stock         Capital       Earnings
                                 ---------      ------       ----------     --------
                                                                             (000's)
BALANCE,
   January 1, 1999 .......       $  7,960      $     --      $  8,682       $(34,922)

Net loss .................                                                  $ (1,086)

Dividends paid:
  Common stock ...........                                                    (2,607)

  Preferred stock ........                                                      (638)

Net change during
  period .................
                                ---------       --------     --------      ---------
BALANCE,
  September 30, 1999 .....       $  7,960       $     --      $  8,682      $(39,253)
                                 ========       ========      ========      ========


                                  Cumulative      Unrealized
                                 Translation    Gains (Losses)                  Comprehensive
                                  Adjustment    on Securities      Total            Income
                                 -----------    --------------     -----        -------------

BALANCE,
   January 1, 1999 .......        $ (1,462)       $(19,101)       $(38,843)

Net loss .................                                          (1,086)         (1,086)

Dividends paid:
  Common stock ...........                                          (2,607)              |

  Preferred stock ........                                            (638)              |

Net change during
  period .................             397         (13,066)        (12,669)        (12,669)
                                  --------        --------       ---------        --------
BALANCE,
  September 30, 1999 .....        $ (1,065)       $(32,167)       $(55,843)       $(13,755)
                                  --------        ========        ========        ========








            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Month Period
                                                                                         Ended September 30,
                                                                                     -----------------------
                                                                                     1999               1998
                                                                                     ----               ----
                                                                                             (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL MANAGEMENT:
 Operations:
     Net income (loss) ....................................................       $  (1,086)       $ (21,385)
     Items not requiring (providing) cash:
         Depreciation and amortization of property, plant and equipment
              and other assets ............................................          20,263           16,142
         Amortization of deferred financing costs and accretion of
              interest expense ............................................           8,174            5,621
         Gain on Laser/ESC share exchange .................................              --          (22,946)
         Extraordinary item - loss on repurchase of debt ..................              --           11,328
         Cumulative effect of change in accounting principle ..............              --            1,253
         Provision for loss on settlement of Bogalusa Litigation ..........              --           35,760
         Deferred taxes and other - net ...................................           2,447           (2,686)
                                                                                  ---------        ---------
              Total .......................................................          29,798           23,087
     Working capital management:
         Accounts receivable and other current assets .....................          (2,610)          (5,538)
         Inventories ......................................................         (10,617)         (14,655)
         Prepaid expenses .................................................          (4,745)            (201)
         Accounts payable .................................................           3,837            7,600
         Accrued expenses and other current liabilities ...................          (8,388)         (20,674)
                                                                                  ---------        ---------
              Cash provided (used) by operations and working
                  capital management ......................................           7,275          (10,381)
                                                                                  ---------        ---------

INVESTMENT ACTIVITIES:
     Additions to property, plant and equipment ...........................         (66,437)         (42,155)
     Purchases of marketable securities and other short-term investments ..         (25,695)         (25,946)
     Sales of marketable securities and other short-term investments ......          21,497            7,573
     Other - net, including approximately $10.0 million and $11.0 million relating to the purchase of equity investments in Lego in 1999
             and 1998, respectively .......................................         (13,685)         (12,761)
                                                                                  ---------        ---------
              Cash used by investment activities ..........................         (84,320)         (73,289)
                                                                                  ---------        ---------

FINANCING ACTIVITIES:
     Increase in short-term debt ..........................................           3,165            4,880
     Increase in long-term debt ...........................................          82,478          230,074
     Repurchases, payments and current maturities of long-term debt .......          (9,862)        (145,313)
     Cash dividends to stockholder ........................................          (3,245)         (11,764)
                                                                                  ---------        ---------
              Cash provided (used) by financing activities ................          72,536           77,877
                                                                                  ---------        ---------
DECREASE IN CASH AND CASH EQUIVALENTS .....................................          (4,509)          (5,793)

CASH AND CASH EQUIVALENTS:
     Beginning of period ..................................................          12,387           19,757
                                                                                  ---------        ---------
     End of period ........................................................       $   7,878        $  13,964
                                                                                  =========        =========




            See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION AND OTHER MATTERS

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

         During 1998 and 1999, the Company completed several small acquisitions. Effective January 1, 1998, the Company acquired a Spanish company engaged in the manufacturing and distribution of specialty plant nutrients; effective May 1, 1998, the Company acquired EMV Kft., a Hungarian business engaged in the manufacturing and marketing of organic chemicals; effective October 30, 1998, the Company acquired Plant Products, headquartered in Ontario, Canada, which manufactures and markets specialty plant nutrients for commercial horticulture, specialty high value crops and retail markets; effective December 18, 1998, the Company acquired Alpine Plant Foods, Inc. (including a Canadian subsidiary), which manufactures and distributes high purity liquid fertilizers; and effective February 19, 1999, the Company acquired a majority interest in V-J Growers Supply, Inc., which markets specialty plant nutrients and other products for commercial horticulture.

         In addition, effective February 4, 1998, a subsidiary of HCL purchased a 42% equity interest in Lego Irrigation, Ltd. ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems. On March 9, 1999, as contemplated by the terms of the initial purchase of the Lego shares, the subsidiary of HCL purchased, pursuant to an option, an additional 35% equity interest in Lego. The remaining 23% equity interest in Lego is publicly traded on the Tel Aviv (Israel) stock exchange.

         Each of the acquisitions described in the above two paragraphs have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these acquisitions was approximately $46 million and resulted in approximately $11 million in goodwill (generally being amortized over a 20 year period). The acquisitions described in the above two paragraphs are collectively referred to as the "Acquired Businesses".

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"), the Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August, 1998, the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March, 1999, amended and restated conditional agreements to settle the claims were executed by the parties. If the conditions of the settlement are satisfied, the Company's funding obligation would be an aggregate of approximately $32.4 million plus (i) an amount (estimated to eventually be in excess of $4.5 million) equal to the amount which one of the settling insurance companies shall have paid to the Company for reimbursement of defense costs (the "Defense Depletion Amount") and (ii) interest payments at 6.25% per annum beginning April 1, 1999 on the not as yet escrowed portion of $17 million, as described below. The initial $10 million of the funding obligation was deposited in escrow on August 31, 1998. In addition, two settling insurance companies are to contribute an aggregate of $25 million, less the Defense Depletion Amount, and the Company will assign to the plaintiffs its rights under another $26 million of insurance coverage. The Company escrowed an additional $5 million on March 31, 1999, and is scheduled to escrow an additional $6.8 million on December 31, 2000, and $5.1 million on both June 30, 2001 and December 31, 2001. In 1998, the Company recorded a charge of approximately $36.2 million ($35.8 million in the nine month period ended September 30, 1998, included herein) to cover the cost of the conditional settlement and the related legal expenses (included in the caption "Interest and other income (expense)-net" in the Company's December 31, 1998 Consolidated Statement of Operations in the Form 10-K).

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

         In the opinion of management, the unaudited consolidated financial statements for the nine month periods ended September 30, 1999 and 1998, respectively, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

B.       STOCKHOLDER'S EQUITY

         The Company has received investment grants from the Israeli Government for certain capital investments made by HCL. The Company initially records investment grants received as a reduction of the capitalized asset which are then amortized over the estimated useful life of the respective asset. From 1986 through September 30, 1999 the Company received cumulative gross investment grants of approximately $66 million. If the Company had not followed such a policy and instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at September 30, 1999, net of accumulated depreciation that would have been charged of approximately $19 million, would have been ($8.8) million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.


                                                                    Percentage of Revenues
                                                        ----------------------------------------------
                                                           Three Month                 Nine Month
                                                           Period Ended                Period Ended
                                                           September 30,               September 30,
                                                        ------------------          ------------------
                                                        1999          1998          1999          1998
                                                        ----          ----          ----          ----
Revenues:
     Specialty Plant Nutrients .................        63.1%         55.3%         61.3%         57.1%
     Industrial Chemicals ......................        26.7          34.2          25.9          29.7
     Organic Chemicals .........................        10.2          10.5          12.8          13.2
                                                        ----         -----          ----          ----
     Total Revenues ............................       100.0%        100.0%        100.0%        100.0%

Costs and expenses:
     Cost of goods sold ........................        79.7          80.2          77.4          78.8
     General and administrative ................        17.3          12.2          13.3          11.6
                                                        ----         -----          ----          ----

Operating income ...............................         3.0           7.6           9.3           9.6

     Interest expense ..........................       (10.9)        (11.2)         (8.8)         (8.9)
     Interest and other income (expense)- net ..         0.1         (39.2)          0.3          (2.9)
                                                        ----         -----          ----          ----
Income (loss) before income taxes, extraordinary
     item and change in accounting principle ...        (7.8)        (42.8)          0.8          (2.2)

Income tax provision (benefit) .................         0.2          (0.7)          1.1           0.6
                                                        ----         -----          ----          ----

Income (loss) before extraordinary item and
     change in accounting principle ............        (8.0)        (42.1)         (0.3)         (2.8)

Extraordinary item .............................          --          (0.2)           --          (3.6)

Cumulative effect of change in accounting
     principle - net ...........................          --            --            --          (0.4)
                                                        ----         -----          ----          ----

Net income (loss) ..............................        (8.0)%       (42.3)%        (0.3)%        (6.8)%
                                                        ====         =====          ====          ====



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements herein (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein (and in the Form 10-K) are forward-looking statements, including, but not limited to, statements concerning future revenues; expenses; capital requirements; access to lending sources and Israeli Government entitlements; inflation in Israel; Year 2000 matters; outcomes of legal proceedings and statements identified or qualified by words such as

"likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors ("Cautionary Factors") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Cautionary Factors include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including, without limitation, satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see Part I - Item 3 - "Legal Proceedings" in the Form 10-K); and other factors referenced in this Form 10-Q (or in the Form 10-K).
         Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All subsequent forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

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

         As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) - net" in the accompanying September 30, 1998 Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying September 30, 1999 and December 31, 1998 Consolidated Balance Sheets. As of September 30, 1999, the quoted market value of the ESC shares was approximately $4.94 per share, resulting in the Company recording an unrealized loss of approximately $29.6 million. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying September 30, 1999 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate an other than temporary impairment of the Company's investment in ESC.

         In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase 250,000 Laser shares. The Laser Warrant, which had a carrying value of $0.75 million, was distributed as a dividend in February, 1998.

RESULTS OF OPERATIONS

         Three month period ended September 30, 1999 compared with the three month period ended September 30, 1998:

         Revenues increased by 25.7% to $111.4 million in 1999 from $88.6 million in 1998, an increase of $22.8 million. The increase resulted from (a) increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $20.7 million principally due to an increase of quantities sold in the 1999 period versus the corresponding prior year period, primarily as a result of the Acquired Businesses and (b) increased Organic Chemicals' revenues of approximately $2.1 million (which primarily relates to one of the Acquired Businesses).

         Cost of goods sold as a percentage of revenues decreased to 79.7% in 1999 compared with 80.2% in 1998. Gross profit was $22.7 million in 1999, or 20.3% of revenues, compared with $17.5 million or 19.8% of revenues in 1998, an increase of $5.2 million. The primary factors resulting in the increased gross profit in 1999 were (i) increased Specialty Plant Nutrients and Industrial Chemicals quantities sold as compared to the 1998 period, including the gross profits relating to the Acquired Businesses and (ii) lower raw material and energy costs at HCL in the 1999 period as compared to the corresponding period in the prior year. These increases were partially offset by (i) less favorable currency exchange rates in 1999 and (ii) decreases in the selling price of chlorine, one of the Company's industrial chemical products. General and administrative expense increased to $19.3 million in 1999 from $10.8 million in 1998, an increase of $8.5 million (17.3% of revenues in 1999 compared to 12.2% of revenues in 1998). This increase was principally due to the general and administrative expenses added as a result of the Acquired Businesses, some of which are more marketing intensive.

         As a result of the matters described above, the Company's operating income decreased by $3.4 million to $3.3 million in 1999 as compared with $6.7 million in 1998.

         Interest expense increased by $2.3 million to $12.2 million in 1999 compared with $9.9 million in 1998 primarily as a result of certain increased borrowings relating to the Company's investment and capital expenditure program, including borrowings related to the acquisition of the Acquired Businesses. Interest and other income (expense) - net increased in 1999 by $34.8 million, principally as the result of the 1998 provision for loss relating to the conditional settlement of the Bogalusa Litigation (see Notes to Unaudited Consolidated Financial Statements).

         As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle increased by $29.2 million in 1999. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

         In the 1998 period the Company acquired $2.7 million principal amount of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $0.2 million (see "Refinancing" below). Such loss (which has no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1999 period.

         Nine month period ended September 30, 1999 compared with the nine month period ended September 30, 1998:

         Revenues increased by 24.0% to $390.1 million in 1999 from $314.7 million in 1998, an increase of $75.4 million. The increase resulted from (a) increased sales of Specialty Plant Nutrients and Industrial Chemicals of approximately $67.1 million principally due to an increase of quantities sold in the 1999 period versus the corresponding prior year period, primarily as a result of the Acquired Businesses, and (b) increased Organic Chemicals' revenues of approximately $8.3 million (which primarily relates to one of the Acquired Businesses).

         Cost of goods sold as a percentage of revenues decreased to 77.4% in 1999 compared with 78.8% in 1998. Gross profit was $87.9 million in 1999, or 22.6% of revenues, compared with $66.7 million or 21.2% of revenues in

1998, an increase of $21.2 million. The primary factors resulting in the increased gross profit in 1999 were (i) increased Specialty Plant Nutrients and Industrial Chemicals quantities sold as compared to the 1998 period, including the gross profits relating to the Acquired Businesses, (ii) increased production efficiencies at HCL in the 1999 period as compared to the corresponding period in the prior year and (iii) improved margins of Organic Chemicals. These increases were partially offset by (i) less favorable currency exchange rates in 1999 and (ii) decreases in the selling price of chlorine, one of the Company's industrial chemical products. General and administrative expense increased to $51.8 million in 1999 from $36.4 million in 1998, an increase of $15.4 million (13.3% of revenues in 1999 compared to 11.6% of revenues in 1998). This increase was principally due to the general and administrative expenses added as a result of the Acquired Businesses, some of which are more marketing intensive.

         As a result of the matters described above, the Company's operating income increased by $5.7 million to $36.1 million in 1999 as compared with $30.4 million in 1998.

         Interest expense increased by $6.5 million to $34.5 million in 1999 compared with $28.0 million in 1998 primarily as a result of (i) the issuance by the Company of its 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of substantially all of its 11 7/8% Senior Subordinated Notes on March 16, 1998 (see "Refinancing" below) and (ii) certain increased borrowings relating to the Company's investment and capital expenditure program, including borrowings related to the acquisition of the Acquired Businesses. Interest and other income (expense) - net increased in 1999 by $10.7 million, principally as the result of the 1998 provision for loss relating to the conditional settlement of the Bogalusa Litigation, partially offset by the 1998 gain related to the Laser/ESC combination described above (see Notes to Unaudited Consolidated Financial Statements and "Investment in Laser/ESC" above).

         As a result of the above factors, income before income taxes, extraordinary item and cumulative effect of change in accounting principle increased by $9.9 million in 1999. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

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

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at September 30, 1999 and December 31, 1998 was $122.0 million and $110.1 million, respectively.

         Operations for the nine month periods ended September 30, 1999 and 1998, after adding back non-cash items, provided cash of approximately $29.8 million and $23.1 million, respectively. During such periods other changes in working capital used cash of approximately $22.5 million and $33.5 million, respectively, resulting in cash being provided (used) by operating activities and working capital management of approximately $7.3 million and ($10.4) million, respectively.

         Investment activities during the nine month periods ended September 30, 1999 and 1998 used cash of approximately $84.3 million and $73.3 million, respectively. These amounts include: (i) additions to property in 1999 and 1998 of approximately $66.4 million and $42.2 million, respectively; (ii) purchases of marketable securities and other short-term investments of approximately $25.7 million and $25.9 million, respectively; (iii) sales of marketable securities and other short-term investments of approximately $21.5 million and $7.6 million, respectively; and (iv) other items using cash of approximately $13.7 million and $12.8 million, respectively (including purchases of equity interests in Lego of approximately $10 million and $11 million in 1999 and 1998, respectively). The property additions in both periods relate primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in the United States and Israel and the construction of a plant at the Company's Vicksburg facility in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

         Financing activities during the nine month periods ended September 30, 1999 and 1998 provided cash of approximately $72.5 million and $77.9 million, respectively. The 1998 amount relates primarily to the Refinancing described below; the 1999 amount relates primarily to borrowings in connection with the Company's investment and capital expenditure program.

         As of September 30, 1999, the Company had outstanding long-term debt (excluding current maturities) of $494.4 million. The Company's primary sources of liquidity are cash flows generated from operations and its unused credit lines.

REFINANCING

         On March 16, 1998, the Company completed a private placement of $100.0 million principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135.0 million principal amount at maturity of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75.4 million. A substantial portion (approximately $118.0 million) of the net proceeds from the sale was used in March, 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110.0 million principal amount of the Company's 11 7/8% Senior Subordinated Notes (the "11 7/8% Notes") (the "Refinancing"). In addition, in the four month period ended July, 1998, the Company repurchased or redeemed the remaining $5.0 million principal amount of its 11 7/8% Notes. As a result of the Refinancing and the subsequent repurchases or redemptions of the 11 7/8% Notes, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Notes, the Company recognized an extraordinary charge for the early extinguishment of debt of approximately $11.3 million, which is classified as an extraordinary item in the accompanying September 30, 1998 Consolidated Statement of Operations and in the December 31, 1998 Consolidated Statement of Operations included in the Form 10-K.

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

         See Note G of Notes to Consolidated Financial Statements included in the Form 10-K.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Senior Notes and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements included in the Form 10-K. During the years ended December 31, 1998 and 1997, the Company incurred significant capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant at the Company's Vicksburg facility to manufacture MAP and MKP (the "Plan"). The Company plans to complete the Plan during 1999. During the nine month period ended September 30, 1999 the majority of the Company's capital expenditures related to the Plan. Ongoing maintenance capital expenditures are expected to be approximately $16 million per year. The Company's primary sources of liquidity are cash flows from operations and borrowings under the credit facilities of the Company. As of September 30, 1999, the Company had approximately $51 million of borrowing availability, consisting of $15 million of borrowing availability of TRI and the remainder at the Company's subsidiaries. In addition, during 1998 HCL entered into $80 million in credit facilities which are being used to finance its planned capacity expansion at its Mishor Rotem, Israel facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities and dividends and other distributions available from the Company's subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments. However, the Company's capital requirements may change. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward-Looking Statements" above.

FOREIGN CURRENCIES

         The Company has no significant foreign currency denominated revenues except at HCL. Approximately $170 million of HCL's total sales for the year ended December 31, 1998 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. Dollar, the Company has a general policy of hedging a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. The Company determines when to enter into hedging transactions (and the extent of its foreign currency denominated sales it wishes to hedge) based on its ongoing review of the currency markets. A portion of these contracts qualify as hedges pursuant to SFAS No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in income currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the nine month periods ended September 30, 1999 and 1998, would have increased (decreased) by approximately ($5.3) million and $1.4 million, respectively.

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

ENVIRONMENTAL MATTERS

         See Part I - Item 1 - "Business" - "Environmental Matters" and Note O of Notes to Consolidated Financial Statements included in the Form 10-K for information regarding environmental matters relating to the Company's various facilities.

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

         In 1997, the Company created project teams to coordinate its activities relating to becoming Y2K compliant (the "Y2K Project"). The Y2K Project for the Company's internal systems and equipment covers both traditional computer systems and infrastructure ("IT Systems") and computer-based manufacturing, logistical and related systems ("Non-IT Systems"). The Y2K Project generally has four phases - (i) an identification and inventory of all systems and devices with potential Y2K problems; (ii) assessment (including prioritization); (iii) remediation (including modification, upgrading and replacement) and testing; and
(iv) contingency planning. The Company operates on a decentralized independent operating company basis; consequently, the Y2K Project status may vary across TRI's various direct and indirect subsidiaries. As of September 30, 1999, for both IT Systems and Non-IT Systems, phases (i) and (ii) are generally complete and phase (iii) is in process. Based on its assessment of its major IT systems, the Company expects that all necessary modifications and/or replacements required in phase (iii) will be completed in a timely manner to ensure that all of TRI's various direct and indirect subsidiaries are Y2K compliant.

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

         Through September 30, 1999 the Company estimates that it has spent approximately $1.4 million in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Consolidated Statements of Operations. The Company estimates that the costs to be incurred subsequent to September 30, 1999 in its efforts to achieve Y2K compliance will aggregate approximately $0.1 million. The Company has funded from operations the costs of becoming Y2K compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in Item 7A in the Form 10-K. No material change has occurred as of September 30, 1999.

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




                                       TRANS-RESOURCES, INC.
                                       ---------------------
                                       (Registrant)



Date:  November 12, 1999                       Elan Yaish
                                       -----------------------------
                                       Vice President and Controller

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS


 Exhibit      Description


   27         Financial Data Schedule.