Form 10-K405
period 1999-12-31
TRANS RESOURCES INC
filed 2000-03-30
CIK 810020

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       or

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                                                     36-2729497
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


             375 Park Avenue, New York, NY                                             10152
       (Address of principal executive offices)                                     (Zip Code)


       Registrant's telephone number, including area code: (212) 888-3044

                     9 West 57th Street, New York, NY 10019
                 (Former address, if changed since last report)

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES X   NO
                        --     --

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

                           None held by non-affiliates

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date.


                         Class                                             Outstanding at March 29, 2000
                         -----                                             -----------------------------
        Common Stock, par value $.01 per share                                     3,000 shares
                                                                    (Owned by TPR Investment Associates, Inc.)


                      Documents incorporated by reference.
                                      None

                                TABLE OF CONTENTS

                                                                                                             Page
                                     PART I

Item 1.       Business....................................................................................      1

Item 2.       Properties..................................................................................     13

Item 3.       Legal Proceedings...........................................................................     13

Item 4.       Submission of Matters to a Vote of Security Holders.........................................     15

                                     PART II

Item 5.       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.....................................................................     16

Item 6.       Selected Financial Data.....................................................................     16

Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................     17

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................     24

Item 8.       Financial Statements and Supplementary Data.................................................     24

Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................     24

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................     25

Item 11.      Executive Compensation......................................................................     28

Item 12.      Security Ownership of Certain Beneficial Owners and Management..............................     30

Item 13.      Certain Relationships and Related Transactions..............................................     30

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............................     31

Signatures    ............................................................................................     32

                                     PART I

ITEM 1.  Business

       Trans-Resources, Inc., a privately-owned Delaware corporation ("TRI") operating through its independently managed and financed direct and indirect subsidiaries, is a leading global developer, producer and marketer of specialty chemical products. As used herein, the term "the Company" means TRI, together with its direct and indirect subsidiaries. The Company is the world's largest producer and distributor of agricultural grade potassium nitrate, which is a leading specialty plant nutrient. Potassium nitrate is utilized in specialized agricultural applications for the growth of high-value crops such as fruits, vegetables, flowers and tobacco. The Company is also: (i) the largest global and sole U.S. producer of propanil, which is a leading rice herbicide; (ii) the world's largest producer of technical grade potassium nitrate, used in a variety of industrial applications; (iii) the sole supplier to the U.S. Air Force of nitrogen tetroxide, an aerospace fuel additive; and (iv) the only North American producer of 3,4 dichloroanaline ("DCA"), the principal raw material in the production of propanil and diuron, a broad use herbicide. The Company also produces a variety of other chemical products used in agricultural, industrial and pharmaceutical markets. In addition, the Company utilizes its organic chemicals production capacity and manufacturing expertise to provide contract manufacturing services for other chemical companies. The Company sells its products through an established global sales, marketing and distribution network to customers throughout the world. The Company has grouped its revenues into three general product categories: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals, which during 1999 contributed approximately 64%, 22% and 14%, respectively, of the Company's total revenues. Effective January 1, 2000, the Company implemented a new organizational structure (see below). For the year ended December 31, 1999, approximately 34% and 35% of the Company's total revenues were derived from sales in the United States and Europe, respectively, with the remainder derived from sales in other regions.

       TRI's principal direct and indirect wholly-owned subsidiaries include Haifa Chemicals Ltd. ("HCL"), an Israeli corporation, and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd., an Israeli corporation ("HCSL"); Cedar Chemical Corporation, a Delaware corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company, a Delaware corporation ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"), a Delaware corporation; Plant Products Company Ltd. ("Plant Products"), an Ontario corporation, and EMV Kft. ("EMV"), a Hungarian corporation. TRI was incorporated in Delaware in 1971 under the name Trans-Pacific Resources, Inc.

       During 1998 and 1999, the Company completed several small acquisitions. The Company acquired: effective January 1, 1998, a Spanish company engaged in the manufacturing and distribution of specialty plant nutrients; effective May 1, 1998, EMV, which manufactures and markets organic chemicals; effective October 30, 1998, Plant Products, headquartered in Ontario, Canada, which manufactures and markets specialty plant nutrients for commercial horticulture, specialty high value crops and retail markets; effective December 18, 1998, Alpine Plant Foods, Inc. (including its Canadian subsidiary; together "Alpine"), which manufactures and distributes high purity liquid fertilizers; and effective February 19, 1999, the Company acquired a majority interest in V-J Growers Supply, Inc. ("VJ"), which markets specialty plant nutrients and other products for commercial horticulture. The Company acquired the balance of VJ during March 2000.

       In addition, effective February 4, 1998, a subsidiary of HCL purchased a 42% equity interest in Lego Irrigation, Ltd. ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems. On March 9, 1999, as provided in the terms of the initial purchase of the Lego shares, the subsidiary of HCL purchased, pursuant to an option, an additional 35% equity interest in Lego. The remaining 23% equity interest in Lego is publicly traded on the Tel Aviv (Israel) stock exchange.

       Each of the described acquisitions has been accounted for using the purchase method of accounting. The aggregate purchase price paid for these acquisitions was approximately $46.5 million and the associated goodwill was approximately $15.4 million (which is generally being amortized over a 20 year period). The described acquisitions are collectively referred to as the "Acquired Businesses".

       Effective January 1, 2000, the Company implemented a new organizational structure comprised of three sectors: Specialty Plant Nutrients, Horticulture and Organic Chemicals, and commencing with the fiscal year ending December 31, 2000, will group its operations into these three general categories. The Specialty Plant Nutrients Sector includes the agricultural and industrial lines of HCL (including HCSL) and Vicksburg and the irrigation products of Lego. The Horticulture Sector includes Na-Churs, Plant Products, VJ and Tri-Pro, Inc. The Organic Chemicals Sector includes Cedar's West Helena organic operations, EMV and Riceco, LLC ("Riceco"; see "Riceco" below).

       For information regarding: (1) the conditional settlement of litigation (the "Bogalusa Litigation") arising out of an October 23, 1995 chemical release from a tank car at a Bogalusa, Louisiana plant of a Vicksburg customer and the resulting $36.2 million charge included in the accompanying December 31, 1998 Consolidated Statement of Operations, see Item 3 - "Legal Proceedings;" and (2) the Company's unrealized loss relating to its investment in the shares of ESC Medical Systems Ltd. ("ESC") included in the accompanying December 31, 1998 and December 31, 1999 Consolidated Balance Sheets, see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Investment in Laser/ESC".

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report are forward-looking statements, including, but not limited to, statements concerning future revenues (e.g., impact of the HCL Labor Dispute (as hereinafter defined); expenses (e.g., labor savings resulting from HCL's new Specific Collective Agreement ("SCA"), future environmental costs); capital expenditures; access to lending sources and Israeli Government entitlements; inflation in Israel; outcomes of legal proceedings and statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Such forward-looking statements involve known and unknown risks, uncertainties and other factors ("Cautionary Factors") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Cautionary Factors include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; agricultural trends; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see Item 3- "Legal Proceedings"); and other factors referenced in this Report.

       Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All subsequent forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

PRODUCTS

       The Company develops, produces and markets a range of specialty chemical products for a variety of agricultural and industrial end-uses. For the fiscal year ended December 31, 1999 the Company has grouped its revenues into three general product categories that reflect the different product uses: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals. As described above, effective for periods after January 1, 2000 the Company will group its operations differently pursuant to a new organizational structure which has been implemented.

       Specialty Plant Nutrients. The Company's Specialty Plant Nutrients consist of high-value nutrients designed for intensive agriculture, including greenhouses, nurseries and orchards. The Company's flagship product is potassium nitrate, which is marketed principally under the brand names K-Power domestically and Multi-K internationally (collectively referred to as "K-Power"). Potassium nitrate provides potassium and nitrogen, two of the three essential plant nutrients, is water soluble and does not contain chlorine or other environmentally harmful chemical residues that are generally found in commodity fertilizers. The unique combination of these performance characteristics allows potassium nitrate to command a price premium over other potassic plant nutrients and fertilizers and has led to a compound annual growth rate in tons shipped of approximately 6% for the industry over the past five years. With current annual production capacity of approximately 755,000 tons, the Company is the world's largest producer of potassium nitrate. The Company believes that it currently accounts for approximately 60% of the world's production of potassium nitrate and all of North American production of potassium nitrate.

       The Company's other Specialty Plant Nutrients include those designed for highly specialized horticultural applications. These include: (i) Polyfeed, a fully soluble and chlorine-free blend of varying combinations of plant nutrients containing the three essential plant nutrients, nitrogen, phosphorus and potassium; (ii) Magnisal, which acts as a magnesium supplement; (iii) monoammonium phosphate, or Multi-MAP, a fully soluble, chlorine-free source of nitrogen and phosphorus; (iv) monopotassium phosphate, or Multi-MKP, a fully soluble, chlorine-free source of potassium and phosphorus; and (v) Multicote, a polymer coated specialty plant nutrient which provides for the controlled release of nutrients over specific periods of time ranging from four to 12 months, which optimizes plant feeding and minimizes labor requirements. The Company, through Na-Churs, is the largest U.S. producer and marketer of high purity liquid fertilizers, which are sold under Na-Churs Alpine Solutions brand names, and are used as a starter nutrient in growing corn and soybeans, in foliar applications and for fertigation in growing high-value crops such as fruits, vegetables and flowers. The Company, through Plant Products, is the leading distributor of various inputs to the horticulture industry in Canada including water soluble fertilizers, agrochemicals and insects for biological control. Specialty Plant Nutrients revenues were approximately $318.7 million in 1999.

       The following table sets forth the Company's principal Specialty Plant Nutrients products, markets and applications:

Principal Products                       Primary Markets                           Applications
-------------------------------------    ------------------------------------      ---------------------------------
Potassium Nitrate                        - Fruits, vegetables,                     -  Fertigation, foliar
      (K-Power)                            flowers, cotton and tobacco                sprays and soil applications

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

Multi-MAP                                - Horticulture                            -  Fertigation and foliar
                                                                                      sprays

Multi-MKP                                - Horticulture                            -  Fertigation and foliar
                                                                                      sprays

Magnisal                                 - Vegetables, citrus,                     -  Fertigation and foliar
                                           tropical fruits and flowers                sprays

Multicote                                - Vegetables, turf, fruit                 -  Time release nutrients
                                           trees and potted plants

Na-Churs Alpine Solutions                - Corn, soybeans, wheat and               -  Furrow applied starter, foliar
                                           high-value crops                           sprays and fertigation


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

         Additional Industrial Chemicals produced by the Company include phosphoric acid, with approximately 110,000 tons of current annual production capacity, used for metal treatment, industrial cleaning solutions, fermentation and in the food and fertilizer industries; and a variety of phosphate products including: sodium tripolyphosphate ("STPP"), the active ingredient in detergents; monoammonium phosphate ("MAP"), used in fire extinguishers and fire retardants; monopotassium phosphate ("MKP"), used in the fermentation process; monosodium phosphate ("MSP") and disodium phosphate ("DSP"), which are used by food processing companies as emulsifiers for cheese processing and as a buffer in foodstuffs; and sodium acid pyrophosphate ("SAPP"), used by food processing companies in baking powders and potato processing. The Company also produces chlorine sold to industrial and chemical manufacturing companies for water purification and production of paper pulp and PVC pipe. Industrial Chemicals revenues were approximately $109.5 million in 1999.

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

Disodium Phosphate                          - Food processing companies                - Emulsifiers and buffers

Sodium Acid Pyrophosphate                   - Food processing companies                - Baking powders and
                                                                                         potato processing

Chlorine                                    - Chemical companies                       - Water purification,
                                                                                         production of paper pulp and
                                                                                         PVC pipe

Nitrogen Tetroxide                          - United States Government                 - Aerospace fuel ingredient


         Organic Chemicals. The Company's Organic Chemicals consist primarily of a variety of herbicides and chemical intermediaries requiring expertise in complex organic synthesis. The Company's Organic Chemicals products include propanil, the world's leading rice herbicide, and diuron, a leading herbicide used on a variety of crops, as well as 3,4 -Dichloroanaline ("DCA"), the principal intermediate for the production of propanil and diuron. The Company is the sole U.S. producer, and the largest integrated, worldwide producer of propanil, and is the sole producer of DCA and diuron in the U.S. Other Organic Chemicals include Butoxone, a leading peanut and soybean herbicide. The Company increased its ability to supply a variety of crop protection chemicals throughout the world as a result of the acquisition of EMV. EMV's products include molinate, diuron, acetochlor, EPTC, alachlor, fluometuron and a number of smaller volume products used on a variety of crops. The Company also produces and sells trishydroxyaminomethane ("THAM"), a proprietary buffering agent used in pharmaceutical applications, including contact lens cleaning solutions. In addition, the Company utilizes its manufacturing expertise and capacity to serve as a contract manufacturer of organic chemicals for other chemical companies. The Company, through sales to Riceco and others, markets propanil, combination rice herbicides and other rice-related products (other than fertilizers) on a worldwide basis (see "Riceco" below). Organic Chemicals revenues were approximately $68.9 million in 1999.

     The following table sets forth the Company's principal Organic Chemicals products, markets and applications:

Principal Products                          Primary Markets                            Applications
----------------------------------------    ---------------------------------------    -------------------------------
Propanil                                    - Rice                                     - Broad spectrum herbicide

3,4-Dichloroanaline                         - Propanil and diuron                      - Key intermediate

Butoxone                                    - Peanuts and soybeans                     - Herbicide

Diuron                                      - Plantation crops and                     - Broad use herbicide
                                              industrial sites

EPTC                                        - Corn and potatoes                        - Broad use herbicide

Fluometuron                                 - Cotton                                   - Herbicide

Acetochlor                                  - Corn, orchards, and soybeans             - Broad use herbicide

Alachlor                                    - Corn, beans and soybeans                 - Broad use herbicide

Molinate                                    - Rice                                     - Residual herbicide

THAM                                        - Pharmaceutical companies                 - Buffering agent

Contract Manufacturing                      - Other chemical companies                 - Various organic syntheses

SALES AND MARKETING

       The Company's sales and marketing network consists of a direct sales force of approximately 100 professionals as well as over 80 independent agents, distributors and brokers who market and distribute the Company's products in particular markets in which the Company does not have a significant direct sales and marketing presence. The Company's sales efforts are complemented by its product development and technical support staff, who work with customers to demonstrate the performance of the Company's existing products under specific climatic, soil and growing conditions and to develop new products and markets based on customer needs. Currently, the Company maintains resident development and technical support staff in the United States, Israel, Italy, Spain, France, the United Kingdom, Greece, Hungary, Mexico, South Africa, China, Japan, Thailand, India, Canada, Brazil, Argentina and the Benelux countries.

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

       In order to provide prompt and responsive service to its customers the Company uses warehouse and distribution facilities which are strategically located throughout the Company's global network.

CUSTOMERS AND MARKETS

       The Company's customers include blenders, distributors, retail dealers, professional growers, agrichemical companies, governmental agencies, and manufacturers throughout the world. The following chart sets forth the breakdown of the Company's sales by geographic market for the three year period ended December 31, 1999:

                                      1997                       1998                         1999
                               --------------------      ---------------------        ---------------------
                                Amount           %        Amount            %          Amount           %
                                ------           -        ------            -          ------           -
                                                         (Dollars in Millions)
Europe .................         $148           39%        $168            40%          $175           35%
United States ..........          128           34          145            34            170           34
Canada and Latin America           22            6           33             8             70           14
Asia ...................           29            8           28             7             35            7
Israel .................           19            5           19             4             21            4
Australia ..............            6            2            8             2              7            2
Africa and other .......           25            6           23             5             19            4
                                 ----          ---         ----           ---           ----          ---
    Total ..............         $377          100%        $424           100%          $497          100%
                                 ====          ===         ====           ===           ====          ===

       The Company's customers are diversified across each of the Company's product groups. Specialty Plant Nutrients are generally sold through the Company's network of representative offices and through its sales, technical support and distribution affiliates who in turn generally sell to blenders, growers or other end-users. The Company sells its Industrial Chemicals principally through its own worldwide network of representative offices and through its sales, support and distribution affiliates to various industrial consumers. The Company's Organic Chemicals Group sells its products through distributors (including Riceco), co-operatives, regional dealers, international brokers and multinationals, as well as to Riceco. In addition, the Company sells its Organic Chemicals directly to some customers domestically and internationally. During the year ended December 31, 1999, no customer accounted for more than 3% of consolidated revenues and the Company's 10 largest customers accounted for less than 15% of consolidated revenues.

RESEARCH AND DEVELOPMENT

       For the years ended December 31, 1997, 1998 and 1999, the Company spent approximately $2.4 million, $2.7 million and $2.1 million, respectively, on the development and evaluation of process technologies, efficiencies and quality control which have been charged to current operations. The Company's extensive agronomic data base, which consists of the results of thousands of experiments under a wide range of soil and climatic conditions, enhances the Company's ability to develop and introduce new products, as horticultural and agricultural growers generally require substantial testing under their own specific climatic, soil and growing conditions before they will adopt a new plant nutrient. The Company also utilizes cooperative agronomic research and development partnerships with universities to further develop new products and applications.

RAW MATERIALS

       The Company's raw materials consist primarily of ammonia, potash and phosphate rock. Other raw materials include orthodichlorobenzene, propionic acid and various other chemicals. In the United States, all of the Company's raw materials are readily available from multiple suppliers. A minimum of approximately 50% of Vicksburg's potash requirements are required to be purchased pursuant to a five year contract entered into in 1996 with the purchaser of the Company's previously owned potash operations. Under the contract, such purchaser has the right to supply Vicksburg's remaining potash requirements if it can meet market prices and specified quality standards. The remainder of Vicksburg's potash requirements are available from multiple suppliers. Ammonia is generally purchased from a supplier under a renewable one year contract, which expires in August, 2000, at negotiated prices and is also available from multiple sources.

       HCL (including HCSL) purchases its potash exclusively from Dead Sea Works Ltd. ("DSW"), under a long-term contract which expires in 2005, and purchases its phosphate rock principally from Rotem Amfert Negev Ltd. ("Rotem") according to the terms of a contract which expires in 2001. The potash contract provides for prices to be established quarterly, based on the weighted average of the FOB Israeli port prices paid to DSW by its overseas customers during the preceding quarter plus certain adjustments. The phosphate rock contract provides for prices to be established quarterly, based on the average price paid to Rotem by its non-affiliated customers during the preceding quarter plus certain adjustments. HCL (including HCSL) is negotiating a new long-term contract with DSW for potash. DSW and Rotem are both subsidiaries of a large Israeli chemical company. While the Company believes that alternative sources of supply for raw materials supplied by Rotem and DSW are available, the loss of supply from DSW could have an adverse impact on the Company's financial performance. Ammonia is currently purchased from a U.S. supplier under a variable price two year contract, renewable for additional two year periods. Ammonia is also available from a number of alternative suppliers. Approximately 65% of HCL's energy requirements and approximately 60% of its steam requirements at its Haifa facility are provided by a co-generation plant owned and operated by a third party under a three year contract expiring in 2001 and renewable for an additional two years. The remainder of HCL's steam requirements in Haifa are supplied by HCL's own steam facility and from Oil Refineries Ltd. ("ORL"), under an agreement which expires in 2003, but is terminable by HCL upon one year prior notice and by ORL upon two years prior notice. The above mentioned third party also operates HCL's steam facility at prices generally below those available from alternative steam sources other than the co-generation plant. All of HCSL's steam requirements and approximately 70% of its electrical requirements are produced at a cogeneration plant owned and operated by HCSL.

       The Company has historically experienced fluctuations in the price of ammonia. The Company has not generally passed on ammonia price changes to its customers as price changes have generally been temporary.

MANUFACTURING

       The production of Specialty Plant Nutrients, Organic Chemicals and Industrial Chemicals are each integrated multi-stage processes, which in some cases involve chemical synthesis, formulation and mixing. Following these processes, the product is packaged based upon customer requirements.

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

       In the production of the Company's Organic Chemicals and contract manufacturing products, major processes and chemistries include the complex synthesis of organic chemicals to produce agrichemicals and pharmaceutical chemicals. Propanil is produced at Cedar's West Helena, Arkansas facility by reacting DCA with propionic acid to produce propanil technical, the active ingredient in all propanil products. Propanil technical is formulated into emulsifiable concentrate and water based flowables and then sold. Cedar also sells propanil technical in molten form and flake form. Other products follow a similar route, i.e., synthesis and purification, followed by direct sales of technical product or formulation into various packaged products or sale directly into the market.

RICECO

       During August, 1997, Cedar and a subsidiary of Westrade, Inc., a privately-held Cayman Islands corporation ("Westrade"), formed Riceco to market propanil, combination rice herbicides and other rice-related chemicals (other than fertilizers) on a worldwide basis. Westrade produces and markets various agricultural chemicals. Westrade's interest in Riceco is now held by a corporation (the "Westrade Member") which is 50% owned by E.I. DuPont de Nemours and Company and 50% by the private investment group which also owns 50% of Westrade.

       The Company and the Westrade Member each have a 50% equity interest in Riceco and each exercises equal voting rights. Riceco's profits and losses are currently allocated 60% to the Company and 40% to the Westrade Member, but under specified conditions would be adjusted to 50% to each. Both members contributed product registrations, labels and customer lists to Riceco. Under a long-term supply agreement, the Company produces all of the propanil required by Riceco.

INTELLECTUAL PROPERTY

       The Company seeks to protect the confidentiality of its manufacturing processes by maintaining these processes as trade secrets, and accordingly, has generally not sought patent protection. In addition, the Company has differentiated its products in the marketplace by pursuing a branded strategy. The Company has developed several brand names, such as K-Power, Magnisal, Polyfeed, Plant-Prod, Multicote, K-Carb and Na-Churs Alpine Solutions.

COMPETITION

       In Specialty Plant Nutrients, the Company primarily competes with Sociedad Quimica y Minera de Chile, S.A., a Chilean corporation, and to a lesser extent with other producers. Competition among producers of agricultural grade potassium nitrate is primarily driven by customer preferences for quality, reliability, custom specifications and price.

       In Industrial Chemicals, the Company competes with various specialty and commodity chemical companies. The primary competitive factors in the industrial chemicals market are product quality, technical services and specifications and price.

       In Organic Chemicals, the Company primarily competes with specialty and commodity chemical companies. Competitive factors in the production of organic chemicals primarily consist of manufacturing expertise in specific complex chemical processes, vertical integration, flexible manufacturing facilities and price.

FACILITIES

       The Company's principal operating assets are located in the United States and Israel, the most significant of which are described below. In addition, the Company has operating assets in Spain, France, Hungary and Canada.

       Vicksburg owns the property, plant and equipment located at its Vicksburg, Mississippi facility and Cedar owns the property, plant and equipment located at its West Helena, Arkansas facility. The Vicksburg plant consists of three manufacturing plants situated on 600 acres. The West Helena facility is ISO 9002 certified and is located on a 60 acre site. EMV owns a production facility in Hungary on a 50 acre site. The plants are encumbered by first mortgages and security interests securing long-term bank indebtedness. The Company's corporate office in New York City and administrative office in Memphis, Tennessee are in leased facilities.

       HCL owns its machinery and equipment and leases the land for its Haifa, Israel operations from ORL, a corporation which is majority-owned by the Israeli Government. The leases expire at various dates, primarily in the years 2015 and 2016. HCSL owns the machinery and equipment and leases the land for its Mishor Rotem, Israel operations from the Israeli Land Administration Authority under a 49 year lease which commenced in 1994. All of such lease payments for the Mishor Rotem land have already been paid and were included in the construction costs for this facility. HCL also owns ammonia terminal facilities located on leased property in the port in Haifa and operates a pipeline which transports ammonia from the port in Haifa to HCL's plant. Substantially all of these assets are subject to security interests in favor of the State of Israel or banks.

       Lego owns its machinery and equipment and leases the land for its Natanya, Israel operation from the Israeli Government under a 49 year lease which expires in 2022, with an option to extend the lease. All of such lease payments pursuant to this lease through 2022 have been paid.

       Management believes that its facilities are in good operating condition and adequate for its current needs.

EMPLOYEES

       As of December 31, 1999, the Company employed approximately 1,700 people. Except for certain employees at the Company's Israeli operations, none of the Company's employees are represented by any collective bargaining unit.

       During the fourth quarter of 1996 and during 1997, primarily in the first half of such year, the Company's operations were adversely impacted by a labor dispute at HCL commencing in October, 1996 and resulting in work stoppages and an HCL plant shut-down from December 3, 1996 to March 10, 1997 (the "HCL Labor Dispute").

       Most HCL employees are members of the "Histadrut," the Israeli national labor federation, and are represented by collective bargaining units. Terms of employment of many HCL employees are currently governed predominantly by an SCA negotiated by HCL with the Histadrut, the respective unions representing the employees and representatives of the employees.

       In 1994, HCL signed an agreement with the unions and representatives of the technicians and engineers for the three year period ended December 31, 1996. In 1995, an SCA was signed with the unions and representatives of the other employees for the two year period ended December 31, 1996. In September, 1996, the Company announced the cancellation of such agreements effective upon their expiration dates and its intention to negotiate a new SCA aimed at reducing labor costs and enhancing operating flexibility for the period following December 31, 1996.

       As a result of the announced cancellation of the labor agreements, HCL suffered several work stoppages and other job actions which adversely affected productivity during October and November 1996, including a period of temporary plant shut-down. On December 3, 1996 the plant was shutdown until March 10, 1997 when a new SCA providing for certain wage freezes and reductions in benefits was signed for the three year period ending December 31, 1999. A new agreement is currently being negotiated. Subsequent to March 10, 1997, the HCL plant re-opened and gradually began production. By the end of May, 1997 and subsequent thereto through the early part of 1998, the HCL plant was generally operating at approximately full capacity; however, due to the need for increased maintenance for certain equipment resulting from the lengthy period of shut-down, there were several periods of operations at less than full capacity and production efficiencies were also adversely impacted.

       The new SCA has resulted in cost savings for the Company compared to the costs that it would otherwise have incurred had HCL merely renewed the terms of the prior SCAs and continued the earlier pattern of increased costs. Further, management believes that the aggregate amount of such cost savings subsequent to the settlement of the HCL Labor Dispute will be substantially higher than the extraordinary costs experienced during the HCL Labor Dispute.

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

       An unaffiliated third party provides operating and management services for HCSL's Mishor Rotem, Israel facility as a subcontractor, and is reimbursed for costs based on an approved budget plus a management fee designed to increase efficiency, volumes produced and quality of production.


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

       Cedar's West Helena plant utilizes a surface impoundment for biological treatment of non-hazardous waste streams which was the subject of an enforcement proceeding initiated by the Arkansas Department of Pollution Control and Ecology (now known as the Arkansas Department of Environmental Quality; the "ADPCE") in 1986 which required Cedar to carry out various studies, ultimately leading to the implementation of a groundwater monitoring system. Based in part on the results of groundwater monitoring and in part on the discovery of a drum burial area on the West Helena plant site, the ADPCE requested Cedar to initiate an expanded plant-wide investigation pursuant to a Consent Administrative Order entered in 1991 (the "Order"). In December, 1997, the ADPCE accepted the final facility investigation report and requested Cedar to initiate a corrective measures study to address eight separate locations on Cedar's West Helena plant site which the ADPCE believes may require remedial action. In addition, the ADPCE requested a plan for interim measures to address groundwater contamination on and adjacent to the West Helena plant. Cedar removed the buried drums from the West Helena site in accordance with a work plan incorporated in the Order and, shortly thereafter, filed a suit against a former operator of the plant site for contribution for the costs incurred. In October, 1994, Cedar reached a settlement pursuant to which it recovered a substantial portion of its previously incurred drum removal and investigative costs. The settlement also provides for binding arbitration among Cedar and two former operators at the plant site to apportion future investigative and remedial costs required under the Order.

       The Company believes that the future costs required to complete the site investigation and corrective measures studies at Vicksburg and any supplemental plant-wide investigation (if required) and the corrective measures studies at West Helena will be between $0.5 million and $1.0 million and will be expended over two to three years. Interim corrective measures may also be implemented at one or both of these locations. As of December 31, 1999, the Company has accrued an aggregate of $1.3 million for these matters. Until these investigations are completed, it is not possible to determine the costs of any final corrective actions which will be required. Any such corrective action costs will be expended over a period of years. There can be no assurance that such costs will not be material.

       HCL. As a result of the production of phosphoric acid, HCL generates acidic sludge and liquid acidic effluents. In accordance with the Plan described below, as of January 1, 1999 HCL is operating a new purifying plant, and disposes of the neutralized sludge in a designated land site approved by the Ministry of Environment (the "Ministry") for the period ending December 31, 2000.

       HCL currently disposes of its liquid acidic effluents to the Haifa Bay through a local river in accordance with a permit issued pursuant to the Law for the Prevention of Sea Pollution from Land Sources of 1988, which was effective until September 30, 1998. The Ministry has approved a two-year extension for this permit through December 31, 2000. However discussions are being held regarding the quantities and concentrations of effluents.

       Both above-mentioned approvals contain restrictions on quantities and concentrations, inspection, reporting duties and certain other conditions.

       During July 1996 the Ministry approved a proposed comprehensive land solution plan for the handling and disposal of the sludge and effluents produced by HCL's plant (the "Plan"). The Plan was based on the joint work of HCL and representatives of the Ministry. In general, the Plan consists of two objectives: (i) decreasing the quantities and concentrations of the effluents, and (ii) a permanent land solution for the sludge previously disposed of in the Mediterranean Sea, by filtering and purifying it in a purifying plant, and the disposal thereof at a land site to be approved by the Ministry. The overall time frame for the complete execution of the Plan is four and one-half years, with up to an additional one and one-half year grace period available under certain conditions, with estimated capital expenditures of up to $15.0 million which commenced in 1997.

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

       While the Agreement is consistent with the Plan, it is more specific regarding prescribed time schedules, concentrations of effluents and the maintenance of such concentrations. It also established a Supervising Committee to review and supervise HCL's progress in complying with the Agreement and prescribes enforcement penalty provisions. In addition, HCL compensated the Petitioners and reimbursed the Society for certain legal expenses and agreed to contribute to an educational and monitoring fund to be established under the Agreement.

       The Society recently notified HCL of alleged breaches of the Agreement, demanding liquidated damages (approximately US$ 300,000) and compliance with the prescribed concentration of effluents. HCL requested an extension for compliance, advising the Society of technical and administrative measures being taken in that respect. On December 30, 1999 the Society notified the Ministry of Environment of HCL's noncompliance with the Agreement and of the Society's intention to initiate criminal complaint proceedings under the Water Law, 1959 and the Law for Prevention of Sea Pollution from Land Sources, 1998. Discussions are being held between the Society and HCL in an attempt to grant the Supervising Committee the authority to review HCL's assertion regarding its difficulties in implementing the Agreement.

       On October 14, 1999 the State of Israel initiated criminal proceedings against HCL, one of its managers and HCL's former subcontractor, alleging water pollution in contravention of various laws and HCL's permit to dispose of waste in the sea. HCL submitted to the Attorney General a motion to stay the proceedings, based on the contention that such proceedings were initiated by attorneys from the private sector, who are not authorized to represent the State in such proceedings. The motion to stay the proceedings was denied and HCL is considering an appeal. The arraignment is scheduled for May 20, 2000. HCL intends to deny the charges.

       On October 28, 1999 the State of Israel initiated criminal proceedings against HCL pursuant to the Law of the Sources of Energy. HCL submitted to the Attorney General a motion to stay the proceedings, based on the contention that such proceedings were initiated by attorneys from the private sector, who are not authorized to represent the State in such proceedings. HCL is awaiting the Attorney General's response. The arraignment is scheduled for November 20, 2000. HCL intends to deny the charges.

       HCL believes that even if the proceedings described in the two paragraphs immediately above were adversely decided, the penalty would most likely be limited to a fine which would not have an adverse effect on HCL's operations or financial condition.

       HCSL stores its liquid effluents in plastic lined evaporation ponds in accordance with a business license issued under the Business Licenses Act of 1968. Based on new regulations for evaporation ponds and the Ministry's requirements, HCSL has submitted an updated strategic plan for the treatment of wastes, which was approved by the Ministry in December, 1998. In general , the plan is based on (i) segregation of streams, (ii) recovery of products and water and (iii) disposal of treated liquid waste in the Dead Sea. The overall time schedule for the complete execution of the plan is the latter part of 2000, with estimated capital expenditures of approximately $5.4 million, which commenced in 1999. The Ministry has approved the issuance to HCSL of a three-year permit pursuant to the Law for Prevention of Sea Pollution (Disposing of Wastes) of 1983 for the disposal of liquid waste in the Dead Sea. The approval sets forth restrictions on concentrations, provides for inspection, and includes reporting duties and certain other conditions.

       HCSL has recently joined the treaty for implementation of standards regarding the prevention of discharging contaminating materials to the atmosphere, between the Ministry and the Manufacturers Association of Israel. The Ministry committed itself not to apply more stringent standards of air contamination to parties that consented to the treaty.

       Appropriate provisions have been made in the consolidated financial statements with respect to the above matters. See Notes A and P of Notes to Consolidated Financial Statements.

ITEM 2.  Properties

       Reference is made to "Facilities" in Item 1 above, "Business," for information concerning the Company's properties. See also Note D of Notes to Consolidated Financial Statements for additional information.

ITEM 3.  Legal Proceedings

       Beginning in April 1993 a number of class action lawsuits were filed in several United States District Courts against the major Canadian and United States potash producers, including Eddy Potash, Inc. ("EDP"), a direct subsidiary of the Company whose name was changed to EDP, Inc. upon completion of the sale of its potash business in August 1996, and New Mexico Potash Corporation ("NMPC"), an indirect subsidiary of the Company whose name was changed to NMPC, Inc. upon completion of the sale of its potash business in August 1996, and "unnamed co-conspirators." The purported class actions were filed on behalf of all direct United States purchasers of potash from any of the named defendants or their respective affiliates, at any time during the period from April 1987 to the present, and alleged that the defendants conspired to fix, raise, maintain and stabilize the prices of potash in the United States purchased by the plaintiffs and the other members of the class in violation of the United States antitrust laws. The complaints sought unspecified treble damages, attorneys' fees and injunctive relief against the defendants. Pursuant to an order of the Judicial Panel for Multidistrict Litigation, all of the Federal District Court actions were consolidated for pretrial purposes in the United States District Court for Minnesota and captioned In Re Potash Antitrust Litigation. On or about January 12, 1995 the Court granted plaintiffs' motion to certify the plaintiff class. On or about December 21, 1995, the defendants filed motions for summary judgement. On September 13, 1996, Magistrate Judge Erickson issued a Report and Recommendation recommending that U.S. District Court Judge Kyle grant the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims. Plaintiffs filed objections to the Report and Recommendation. On January 2, 1997, Judge Kyle issued an order accepting and adopting Magistrate Judge Erickson's Report and Recommendation and ordering that the motions filed by NMPC, EDP and the other defendants for summary judgment as to all of the plaintiffs' claims be granted. Plaintiffs appealed Judge Kyle's order to the U.S. Court of Appeals for the Eighth Circuit. On May 7, 1999, a three judge panel of the Court of Appeals affirmed the grant of summary judgement as to all of the plaintiffs' claims against NMPC, EDP and two other defendants but reversed the grant of summary judgement as to the claims against the remaining defendants. Thereafter, defendants against whom summary judgement was reversed moved for a rehearing before the entire Court of Appeals. The plaintiffs did not seek a rehearing of the decision of the three judge panel. On July 16, 1999, the Court of Appeals vacated the opinion of the three judge panel (as to all defendants, including NMPC and EDP) and scheduled a rehearing before the entire Court. The rehearing took place on September 13, 1999. On February 17, 2000, the Court of Appeals affirmed the summary judgement which had been granted by the U.S. District Court dismissing all the claims against all of the defendants (including NMPC and EDP).

       On or about May 27, 1993 a purported class action captioned Angela Coleman v. New Mexico Potash Corp., et al. was filed against the major Canadian and United States potash producers, including EDP and NMPC, and unnamed co-conspirators in the Superior Court of the State of California for the County of Los Angeles. The Coleman action was commenced by Angela Coleman on behalf of a class consisting of all California indirect purchasers of potash, and alleges that the defendants conspired to fix, raise, maintain and stabilize the prices of potash indirectly purchased by the members of the class in violation of specified California antitrust and unfair competition statutes. The complaint in Coleman seeks unspecified treble damages, attorneys' fees and injunctive relief against the defendants. In addition, on or about March 29, 1994, a purported class action captioned Neve Bros. et al. v. Potash Corporation of Saskatchewan, et. al., was commenced in the Superior Court of the State of California for the City and County of San Francisco against the major Canadian and United States potash producers and unnamed co-conspirators. EDP, NMPC, NMPC's parent, Cedar, Cedar's parent corporation, Nine West Corporation ("Nine West"), and the Company are among the named defendants in the Neve action. The Neve action, also brought on behalf of a class of indirect purchasers of potash in California, makes substantially the same allegations as made in the Coleman action and seeks substantially the same legal and equitable remedies and relief. Nine West and the Company have been dismissed from the Neve action for lack of personal jurisdiction. Cedar, EDP and NMPC have served and filed answers in the Neve action, and EDP and NMPC have served and filed answers in the Coleman action, in each case denying all material allegations of the respective complaint. The Coleman action has been consolidated with the Neve action in the Superior Court of the State of California for the City and County of San Francisco. By stipulation, this consolidated action has been stayed.

       Management has no knowledge of any conspiracy of the type alleged in these complaints.

       On October 24, 1995 several suits were filed in both the State Court in Bogalusa, Louisiana and in the United States District Court for the Eastern District of Louisiana, each purporting to be class actions arising out of an October 23, 1995 chemical release from a tank car at a Bogalusa, Louisiana plant of a Vicksburg customer, Gaylord Chemical Company ("Gaylord"). The tank car contained nitrogen tetroxide which had been produced and sold by Vicksburg. Subsequently, approximately 146 suits were filed in the State Court for the 22nd Judicial District, Washington Parish, Louisiana (the "Louisiana Court"). The cases have been consolidated in the Louisiana Court and certified as a class action (the "Louisiana Class Action"). The class is estimated to contain more than 8,000 claimants (the "Class"). Vicksburg, Cedar and the Company are included among the defendants in the Louisiana Class Action. In addition, two later suits, one on behalf of the City of Bogalusa, have been filed in the Louisiana Court naming, among the defendants, Vicksburg, Cedar and the Company. Also, 10 separate suits naming an aggregate of approximately 4,000 plaintiffs (the "Mississippi Plaintiffs") were filed in the Circuit Court of Hinds County, Mississippi naming, among the defendants, Vicksburg, Cedar and the Company. Among other defendants included in the Louisiana Class Action and in the Mississippi suits are Gaylord and its parent corporation, Gaylord Container Corporation; Union Tank Car Company; Illinois Central Railroad Company; and Kansas City Southern Railway Company. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes and the City of Bogalusa seeks reimbursement of expenses allegedly resulting from the chemical release. The suits were tendered to the Company's liability insurance carriers for defense and indemnification. Certain of the carriers have denied coverage. Vicksburg and Cedar have commenced an action in the Louisiana Court against their insurance carriers (whose insurance policies also included the Company as an additional named insured) seeking a declaratory judgement that Vicksburg and Cedar are entitled to defense costs and indemnification with respect to these claims.

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

       The Company recorded a charge of $36.2 million in 1998 (included in the caption "Interest and other income (expense) - net" in the accompanying December 31, 1998 Consolidated Statement of Operations) in connection with the conditional settlement and the related legal expenses.

       If the numerous conditions to the settlement are satisfied, the Entities' funding obligation under the Amended Agreements would be an aggregate of approximately $32.4 million plus (i) approximately$4.6 million, which is the amount which one of the Settling Insurers (as defined below) shall have paid to the Entities for reimbursement of defense costs (the "Defense Depletion Amount") and (ii) interest payments on $17 million, as described below. The initial $10 million of the funding obligation was deposited in an escrow account on August 31, 1998 and, upon execution of the Amended Agreements, was transferred to another escrow account (the "Preliminary Escrow Account") established to hold the money in escrow until the settlement is finalized or terminated. The Entities made a further deposit of $5 million into the Preliminary Escrow Account on March 31, 1999. In addition, on or about April 1, 1999, two settling insurance carriers (the "Settling Insurers") contributed to the Preliminary Escrow Account an aggregate of $25 million, less the Defense Depletion Amount. If the Settlement is finalized, the Entities will assign to the plaintiffs their rights under their remaining $26 million of insurance coverage.

         The Entities are to make further deposits into the Preliminary Escrow Account totaling $17 million as follows: (i) $6.8 million on December 31, 2000;
(ii) $5.1 million on June 30, 2001; and (iii) $5.1 million on December 31, 2001. The Entities are also to make interest payments on the balance of the $17 million which has not been deposited into escrow at 6.25% per annum, which commenced on April 1, 1999. The Entities are required to deposit the interest payments into the escrow account on the following dates: (i) September 30, 1999;
(ii) January 31, 2000; (iii) June 30, 2000; (iv) September 30, 2000; (v)
December 31, 2000; (vi) June 30, 2001; and (vii) December 31, 2001. Within one business day after the Louisiana Court gives its preliminary approval of the Class settlement, the Entities are to deposit into the Preliminary Escrow Account an amount equal to (i) the Defense Depletion Amount and (ii) the additional sum of approximately $0.4 million, which is the portion of the anticipated settlement payment from another insurance company that the Entities have agreed to contribute to the Class settlement.

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

         If the Entities fail to timely make the required payments and such failure is not cured within a reasonable time (at least 30 days) after notice, the plaintiffs' sole remedy under the Amended Agreements is to terminate the settlement. In addition, the Entities can terminate the settlement and the Entities and the Settling Insurers can recover the escrowed amounts plus earned interest (less a fixed amount which is to be paid to a small group of the Mississippi Plaintiffs, who (through their counsel) have advised that they will opt out of the Louisiana Class Action (the "Fixed Mississippi Settlement Amount") ) if any of the following conditions, among numerous others, do not occur: (a) the courts in Mississippi and Louisiana enter orders staying all claims and cross claims against the Entities; (b) all the claims of the Opt-Outs (including the 4,000 Mississippi Plaintiffs that opt-out) are settled by a specified deadline; (c) the Louisiana courts give final approval to the settlement with the Class; and (d) all Class members and all Opt-Outs agree to reduce judgments against non-settling defendants to the extent necessary to eliminate all cross claims and claims for contribution or indemnity against the Entities and to indemnify the Entities against all such claims and cross claims. No money will be disbursed to any plaintiffs from the escrow accounts unless and until all of the conditions have been met or waived by the Entities.

         If the Entities elect to go forward without the releases from all of the Opt-Outs and the Non-Settling Opt-Outs Escrow is insufficient to satisfy the remaining claims of the Opt-Outs and pay for the Entities' defense thereof or the Uncovered Claims Escrow is insufficient to pay the Uncovered Claims, the Entities are responsible for the shortfall.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
       No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

       All of the Company's equity securities are owned by TPR Investment Associates, Inc. ("TPR"). See Part III - Item 12 - "Security Ownership of Certain Beneficial Owners and Management." In addition, see Note G of Notes to Consolidated Financial Statements for information regarding certain restrictions on the Company's payment of dividends. During 1997, 1998 and 1999, the Company paid or declared cash dividends on its Common Stock in the amounts of $3.7 million, $12.6 million and $2.6 million, respectively.

ITEM 6.  Selected Financial Data

         The following table presents selected consolidated financial data of the Company for the five year period ended December 31, 1999. This data has been derived from the consolidated financial statements of the Company and should be read in conjunction with the notes thereto.

                                                                       Year Ended December 31,
                                                         1995            1996           1997            1998            1999
                                                      ---------       ---------       ---------       ---------       ---------
                                                                                (in thousands)
Results of Operations:
   Revenues ....................................      $ 385,564       $ 412,305       $ 376,531       $ 423,558       $ 497,075
   Operating costs and expenses:
     Cost of goods sold ........................        323,126         343,930         305,588         336,544         394,401
     General and administrative ................         43,193          46,419          42,622          51,221          67,911
                                                      ---------       ---------       ---------       ---------       ---------
   Operating income ............................         19,245          21,956          28,321          35,793          34,763
Interest expense ...............................        (34,498)        (32,195)        (29,475)        (37,605)        (47,776)
   Interest and other income (expense) - net (1)          9,128          25,448           5,550          (8,624)            142
                                                      ---------       ---------       ---------       ---------       ---------
   Income (loss) before income taxes,
     extraordinary item and change in
     accounting principle ......................         (6,125)         15,209           4,396         (10,436)        (12,871)
   Income tax provision ........................            733           4,016           2,952           3,882           2,994
                                                      ---------       ---------       ---------       ---------       ---------
   Income (loss) before extraordinary item
     and change in accounting principle ........         (6,858)         11,193           1,444         (14,318)        (15,865)
   Extraordinary item - net ....................           (103)           (553)             --         (11,328)             --
   Cumulative effect of change in
     accounting principle - net ................             --              --              --          (1,253)             --
                                                      ---------       ---------       ---------       ---------       ---------
   Net income (loss) ...........................      $  (6,961)      $  10,640       $   1,444       $ (26,899)      $ (15,865)
                                                      =========       =========       =========       =========       =========
Dividends:
   Preferred stock .............................      $     851       $     851       $     850       $     850       $     850
   Common stock ................................            856           5,208           3,736          13,376           2,606

(1) Includes (a) gains of $1,700,000 in the year ended December 31, 1995 representing the excess of insurance proceeds over the carrying value of certain HCL property destroyed in a fire, (b) security gains (losses) of ($413,000), $341,000, $2,713,000, $1,948,000 and $320,000 for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively, (c)
      foreign currency gains (losses) of $5,400,000 and ($1,600,000) for the years ended December 31, 1995 and 1996, respectively, (d) a gain of $22,579,000 in the year ended December 31, 1996 relating to the Company's sale of its potash operations, and (e) in the year ended December 31, 1998, (i) a gain of $22,946,000 relating to the Company's investment in Laser Industries Limited ("Laser") and its share exchange with ESC, and
      (ii) a loss of $36,204,000 relating to the Company's settlement of the Bogalusa Litigation. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A and K of Notes to Consolidated Financial Statements.

                                                                          December 31,
                                               1995          1996           1997           1998            1999
                                               ----          ----           ----           ----            ----
                                                                        (in thousands)
Financial Position:
   Cash and cash equivalents ........      $  32,872      $  29,112      $  19,757      $  12,387       $   9,354
   Working capital ..................         82,011         86,986         73,597        110,134         108,112
   Total assets .....................        467,102        426,631        462,016        599,286         706,699
   Short-term debt, including current
     maturities of long-term debt ...         46,848         32,829         49,660         49,248          69,619
Long-term debt, excluding current
     maturities and subordinated debt        174,506        152,539        154,726        414,432         496,016
   Senior subordinated debt - net ...        114,074        114,175        114,288             --              --
   Stockholder's equity (deficit) ...         20,675         26,254         23,607        (38,843)        (60,212)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See Part I - Item 1 - "Business" - "Special Note Regarding Forward-Looking Statements".

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain items appearing in the Consolidated Financial Statements.


                                                           Percentage of Revenues
                                                           ----------------------
                                                           Year Ended December 31,
                                                           -----------------------
                                                        1997         1998        1999
                                                        ----         ----        ----
Revenues:
     Specialty Plant Nutrients ..................       58.6%        57.3%        64.2%
     Industrial Chemicals .......................       28.9         29.5         21.9
     Organic Chemicals ..........................       12.5         13.2         13.9
                                                       -----        -----        -----
         Total revenues .........................      100.0%       100.0%       100.0%
Operating costs and expenses:
     Cost of goods sold .........................       81.2         79.4         79.3
     General and administrative .................       11.3         12.1         13.7
                                                       -----        -----        -----
Operating income ................................        7.5          8.5          7.0
     Interest expense ...........................       (7.8)        (8.9)        (9.6)
     Interest and other income (expense) - net ..        1.5         (2.1)          --
                                                       -----        -----        -----
Income (loss) before income taxes,
     extraordinary item and change in
     accounting principle .......................        1.2         (2.5)        (2.6)
Income tax provision ............................        0.8          0.9          0.6
                                                       -----        -----        -----
Income (loss) before extraordinary item
     and change in accounting principle .........        0.4         (3.4)        (3.2)
Extraordinary item - net ........................         --         (2.7)          --
Cumulative effect of change in accounting
     principle - net ............................         --         (0.3)          --
                                                       -----        -----        -----
Net income (loss) ...............................        0.4%        (6.4)%       (3.2)%
                                                       =====        =====        =====

1999 Compared with 1998

       Revenues increased by 17.4% to $497.1 million in 1999 from $423.6 million in 1998, an increase of $73.5 million. The increase resulted from (i) increased sales of Specialty Plant Nutrients of approximately $76 million principally due to an increase in quantities sold in 1999 versus the prior year, primarily as a result of the Acquired Businesses, and (ii) increased Organic Chemicals revenues of approximately $13 million (which primarily relates to one of the Acquired Businesses); partially offset by a decline in sales of Industrial Chemicals. See
Part I - Item 1 - "Business" - above.

       Cost of goods sold as a percentage of revenues decreased to 79.3% in 1999 compared with 79.4% in 1998. Gross profit was $102.7 million in 1999, or 20.7% of revenues, compared with $87.0 million in 1998, or 20.6% of revenues, an increase of $15.7 million. The primary factors resulting in the increased gross profit in 1999 were (i) increased Specialty Plant Nutrients and Organic Chemicals quantities sold as compared to the 1998 period, including the gross profits relating to the Acquired Businesses, (ii) increased production efficiencies at HCL in the 1999 period as compared to the corresponding period in the prior year and (iii) improved margins of Organic Chemicals. These increases were partially offset by (i) less favorable currency exchange rates in 1999 and (ii) increased competition which caused decreases in the selling price of chlorine, one of the Company's industrial chemical products.

         General and administrative expense increased to $67.9 million in 1999 from $51.2 million in 1998, an increase of $16.7 million (13.7% of revenues in 1999 compared to 12.1% of revenues in 1998). This increase was principally due to the additional general and administrative expenses of the Acquired Businesses, some of which are more marketing intensive (see Part I - Item 1 - "Business" above).

       As a result of the matters described above, the Company's operating income decreased by $1.0 million to $34.8 million in 1999 as compared with $35.8 million in 1998. As a percentage of revenues operating income decreased to 7.0% in 1999 from 8.5% in 1998.

       Interest expense increased by $10.2 million to $47.8 million in 1999 compared with $37.6 million in 1998 primarily as a result of (i) the issuance by the Company of its 10 3/4% Senior Notes and 12% Senior Discount Notes, partially offset by the Company's repurchase of all of its 11 7/8% Senior Subordinated Notes in 1998 (see "Refinancing" below) and (ii) certain increased borrowings relating to the Company's investment and capital expenditure program, including borrowings related to the acquisition of the Acquired Businesses. Interest and other income (expense) - net was higher in 1999 by $8.8 million, principally due to the 1998 provision for loss relating to the conditional settlement of the Bogalusa Litigation, partially offset by the 1998 gain related to the Laser/ESC combination (see Part I - Item 3 - "Legal Proceedings" above and "Investment in Laser/ESC" below).

         As a result of the above factors, loss before income taxes, extraordinary item and cumulative effect of change in accounting principle increased by $2.4 million in 1999. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain losses for which there is no current tax benefit.

       In the 1998 period, the Company acquired the total amount outstanding ($115.0 million principal amount) of its 11 7/8% Senior Subordinated Notes, which resulted in a loss of $11.3 million (see "Refinancing" below). Such loss (which had no tax benefit) is classified as an extraordinary item in the accompanying Consolidated Statement of Operations. No such debt was acquired in the 1999 period.

       In the 1998 period, the Company changed its method of accounting for start-up costs incurred relating to the start-up of newly constructed manufacturing facilities to conform with AICPA Statement of Position No. 98-5 ("SOP 98-5"), "reporting on the Costs of Start-up Activities"' which requires that such costs be currently charged to operations. This change in accounting principle resulted in a net charge of approximately $1.3 million, net of income tax benefit.

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

       As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) net" in the accompanying December 31, 1998 Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying December 31, 1998 and December 31, 1999 Consolidated Balance Sheets. As of December 31, 1998 and December 31, 1999, the quoted market value of the ESC shares was approximately $10.50 per share and $9.56 per share, respectively, resulting in the Company recording an unrealized loss as of December 31, 1998 and December 31, 1999 of approximately $18.3 million and $20.2 million, respectively. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying December 31, 1998 and December 31, 1999 Consolidated Balance Sheets. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate anything other than a temporary impairment of the Company's investment in ESC. On March 21, 2000 the closing market price of ESC shares was $14.00.

       In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which enabled the Company to purchase 250,000 Laser shares. The Laser Warrant, which had a carrying value of $0.75 million, was distributed as a dividend in February, 1998.

CAPITAL RESOURCES AND LIQUIDITY

       The Company's consolidated working capital at December 31, 1999 and 1998 was $108.1 million and $110.1 million, respectively.

       Operations for the years ended December 31, 1999, 1998 and 1997, after adding back non-cash items, and changes in working provided (used) net cash of approximately $10.0 million, ($7.7) million and $9.7 million, respectively.

          Investment activities during the years ended December 31, 1999, 1998 and 1997 used cash of approximately ($97.4) million, ($95.5) million and ($33.5) million, respectively. These amounts include: (i) additions to property in 1999, 1998 and 1997 of $77.0 million, $63.4 million and $26.9 million, respectively;
(ii) purchases of marketable securities and other short-term investments in 1999, 1998 and 1997 of $25.7 million, $33.6 million and $7.7 million, respectively; (iii) sales of marketable securities and other short-term investments in 1999, 1998 and 1997 of $21.5 million, $22.2 million and $8.0 million, respectively; (iv) net assets acquired of operating businesses in 1999 and 1998 of $6.8 million and $9.3 million, respectively, and (v) other items providing (using) cash in 1999, 1998 and 1997 of ($9.3) million, ($11.4) million and ($6.9) million, respectively (including purchases of equity interests in Lego of approximately $10 million and $11 million in 1999 and 1998, respectively.) The property additions in the 1999 and

1998 periods relate primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in the United States and Israel and the construction of a plant in the United States to produce MAP and MKP.

          The Company has received investment grants from the Israeli Government for certain capital investments made by HCL. The Company initially records these grants as a reduction of the capitalized asset which is then amortized over the estimated useful life of the respective asset. From 1986 through December 31, 1999 the Company received cumulative gross investment grants of approximately $72,400,000. If the Company had instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at December 31, 1999 would have been increased by approximately $52,500,000 ($72,400,000 less accumulated depreciation of $19,900,000) as a result of these grants. The following table details, on a proforma basis, the effect these grants would have had on stockholder's equity:

                                               1998            1999
                                                  (in thousands)
Stockholder's equity (deficit) ........      $(38,843)      $(60,212)
Effect of investment grants ...........        44,563         52,500
                                             --------       --------
Proforma stockholder's equity (deficit)      $  5,720       $ (7,712)
                                             ========       ========


          Financing activities during the years ended December 31, 1999, 1998 and 1997 provided cash of approximately $84.3 million, $95.8 million and $14.4 million, respectively. The 1998 amount relates primarily to the refinancing described below; the 1999 amount relates primarily to borrowings in connection with the Company's investment and capital expenditure program.

          As of December 31, 1999, the Company had outstanding long-term debt (excluding current maturities) of $496.0 million. The Company's primary sources of liquidity are cash flows generated from operations, sales of marketable securities and its unused credit lines described in Note E of Notes to Consolidated Financial Statements.

REFINANCING

         On March 16, 1998, the Company completed a private placement of $100.0 million principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135.0 million principal amount at maturity of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75.4 million. A substantial portion (approximately $118.0 million) of the net proceeds from the sale was used in March 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110.0 million principal amount of the Company's 11 7/8% Senior Subordinated Notes (the "11 7/8 % Notes") (the "Refinancing"). In addition, in the four month period ended July 1998, the Company repurchased or redeemed the remaining $5.0 million principal amount of its 11 7/8% Notes. As a result of the Refinancing and the subsequent repurchases or redemptions of the 11 7/8% Notes, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Notes, the Company recognized an extraordinary charge for the early extinguishment of debt of approximately $11.3 million which is classified as an extraordinary item in the accompanying December 31, 1998 Consolidated Statement of Operations.

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

         See Note G of Notes to Consolidated Financial Statements.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

          Interest payments on the Senior Notes and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G of Notes to Consolidated Financial Statements. During the years ended December 31, 1999, 1998 and 1997, the Company incurred significant capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP (the "Plan"). The Company completed the Plan during 1999. During the years ended December 31, 1999, 1998 and 1997, the Company spent approximately $77.0 million, $63.4 million and $26.9 million, respectively, on capital projects, of which the majority related to the Plan. Ongoing maintenance capital expenditures are expected to be approximately $16.0 million per year.

          The Company's primary sources of liquidity are cash flows from operations, borrowings under the credit facilities of the Company and sales of marketable securities. As of December 31, 1999, the Company had approximately $47.0 million of borrowing availability, consisting of $15.0 million of borrowing availability to the Company and the remainder at the Company's subsidiaries. In addition, during 1998 HCL entered into $80.0 million in credit facilities which has been used to finance its capacity expansion at its Mishor Rotem, Israel facility. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities, dividends and other distributions available from the Company's subsidiaries and proceeds from sales of marketable securities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments. However, the Company's capital requirements may change. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See Part I - Item 1 - "Business" "Special Note Regarding Forward-Looking Statements".

FOREIGN CURRENCIES

          The Company has no significant foreign currency denominated revenues except at HCL. Approximately $169.0 million (59%) of HCL's total sales for the year ending December 31, 1999 were made outside of Israel in currencies other than the U.S. dollar (principally Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company may from time to time hedge a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to SFAS No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the years ended December 31, 1999, 1998 and 1997 would have decreased by approximately $5.5 million, $1.4 million and $7.0 million, respectively. At December 31, 1999 and 1998, there were outstanding contracts to purchase $85,000 and $24.1 million, respectively, in various currencies, principally Deutsche Marks and Spanish Pesetas in 1998 and Japanese Yen in 1999.

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

INFLATION

     Inasmuch as approximately $90.0 million of HCL's annual operating costs are denominated in New Israeli Shekels ("NIS"), HCL is exposed to inflation in Israel to a limited extent. The combination of price increases coupled with devaluation of the NIS have in the past generally enabled HCL to avoid a material adverse impact from inflation in Israel. However, HCL's earnings could increase or decrease to the extent that the rate of future NIS devaluation differs from the rate of Israeli inflation. For the years ended December 31, 1999, 1998 and 1997, the inflation rate of the NIS as compared to the U.S. dollar was less than the devaluation rate in Israel by 1.3%, 9.0% and 1.8%, respectively.

ENVIRONMENTAL MATTERS

     See Part I - Item 1 - "Business" - "Environmental Matters" above and Note P of Notes to Consolidated Financial Statements for information regarding environmental matters relating to the Company's various facilities.

YEAR 2000 ISSUE

     The term "Year 2000 ("Y2K") Issue" was a general term used to describe the various problems that might have resulted from the improper processing of dates and date-sensitive calculations by computers and other machinery for dates subsequent to December 31, 1999. These problems generally could have arisen from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer could fail to distinguish dates in the "2000's" from dates in the "1900's." These problems could have also arisen from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues were anticipated to have a possible adverse affect on the Company and most companies in the world. The failure to correct a material Y2K problem could have resulted in an interruption in, or failure of, certain normal business activities or operations. Such failures could have had an adverse affect on the Company's results of operations, liquidity and financial condition.

         The Company had begun preparing itself for potential Y2K problems in 1997. As of December 31, 1999 the Company had completed all aspects of its Y2K readiness program and to date had not experienced any significant problems related to the Y2K issue. Through December 31, 1999 the Company estimates that it had spent approximately $1.5 million to be Y2K Compliant. The Company will continue to require periodic reports from its operating units to insure that it is compliant.

OTHER MATTERS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Depending on the intended use of the derivative, changes in derivative fair values may be charged to operations unless the derivative qualifies as a hedge under certain requirements. The Company will adopt SFAS 133 on January 1, 2000 and is evaluating the impact, if any, of SFAS 133 on its consolidated financial statements.

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

INTEREST RATE RISK

     Since approximately $315 million of the Company's long-term debt at December 31, 1999 is at variable interest rates, the Company is exposed to changes in interest rates. Accordingly, based on the amount of variable rate debt outstanding at December 31, 1999, every one percent change in interest rates would impact the Company by approximately $3.1 million on an annualized basis. From time-to-time, the Company has entered into financial instruments to convert a portion of its variable rate debt to fixed, thereby managing, to such extent, its credit risk. See Note N of Notes to Consolidated Financial Statements.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company has no significant foreign currency denominated revenues except at HCL. Approximately $169.0 million of HCL's total sales for the year ended December 31, 1999 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent the U.S. dollar weakens or strengthens by one percent from its level of December 31, 1999 versus all foreign currencies as a group, (with all other variables, including interest rates, held constant) HCL's results would be favorably or unfavorably affected by approximately $1.7 million on an annualized basis for each such one percent change. In order to mitigate the impact of currency fluctuations against the U.S. dollar from time to time the Company may hedge a portion of its next twelve month's foreign sales denominated in Western European currencies by entering into foreign exchange contracts. See Note A of Notes to Consolidated Financial Statements

     Since the Company does not plan to repatriate foreign assets and considers foreign earnings to be permanently invested overseas, the exposure to changes in foreign currency exchange rates with respect to such assets is primarily limited to cumulative translation adjustment, which has been reported in Comprehensive Income.

MARKETABLE EQUITY SECURITIES

     At December 31, 1999 the Company's portfolio of marketable equity securities was recorded at $28.2 million and included net unrealized losses of $20.9 million. Accordingly, to the extent quoted market values relating to the Company's portfolio of marketable equity securities at December 31, 1999 change by one percent, the Company's valuation of such portfolio would be impacted by approximately $0.3 million for each such one percent change.

ITEM 8.   Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements and Schedule on page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

       The directors and executive officers of the Company are as follows:

      NAME                                 AGE        POSITION
      Arie Genger                          54         Chairman of the Board and Chief Executive Officer

      Thomas G. Hardy                      54         Vice Chairman of the Board

      Randall Blank                        56         Executive Vice President-Horticulture

      Gabriel Politzer                     50         Executive Vice President-Specialty Plant Nutrients

      J. Randal Tomblin                    57         Executive Vice President -Organic Chemicals

      John J. Lewandowski                  44         Executive Vice President-Cedar

      William Dowd                         50         Vice President and Chief Financial Officer

      Thomas M. Murphy                     42         Vice President-Human Resources

      Michael P. Oravec                    48         Vice President-Corporate Taxation

      Avi  D. Pelossof                     53         Director and Chairman of the Board of HCL

      Martin A. Coleman                    69         Director

      Sash A. Spencer                      68         Director

       The Financial Advisory Committee advises the Board of Directors regarding financial matters and, when the Committee deems appropriate, makes recommendations to the Board of Directors. The members of the Financial Advisory Committee are Mr. Lawrence M. Small and Messrs. Hardy and Spencer.

       The following are descriptions of the directors and executive officers of the Company. The titles of Messrs. Politzer, Blank and Tomblin reflect their positions as sector heads for the three business sectors in the organizational structure implemented by the Company effective January 1, 2000 (see Part I-Item 1-"Business").

       Arie Genger has been a director and Chairman of the Board of Directors and Chief Executive Officer of the Company since 1986, the sole member of the Executive Committee since June 1988, and was President of the Company from 1986 to December 1993.

       Thomas G. Hardy has been Vice Chairman of the Board of Directors of the Company since January 1, 2000. He was President and Chief Operating Officer of the Company from December 1993 to December 1999, was Executive Vice President of the Company from June, 1987 to December, 1993 and has been a director and member of the Financial Advisory Committee since October 1992. He was a director of Laser from January 1990 until February 1998 and has been a director of ESC since February 1998 (see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Investment in Laser/ESC"). Mr. Hardy has advised the Company that he intends to resign as an officer and employee of the Company, effective March 31, 2000.

       Randall Blank has been Executive Vice President-Horticulture of the Company since January 1, 2000. He was Chief Executive Officer of NaChurs/Alpine Solutions from 1998 to December 1999. He was President and Chief Executive Officer of Specialty Agricultural Products, formerly the parent company of Alpine, from 1996 to 1998. From 1983 to 1996, he was a Vice President of Alpine. Prior to joining Alpine, he served for 17 years with General Electric Co., most recently in several management positions.

       Gabriel Politzer has been Executive Vice President-Specialty Plant Nutrients of the Company since January 1, 2000. He was Senior Vice President of the Company from January, 1998 to December 1999 and was Executive Vice President of Vicksburg from September 1993 to January 1998. From January 1989 through September 1993, he was Vice President of Sales and Marketing at HCL. From 1983 to 1989 he was Chief Financial Officer of Negev Phosphates (a major subsidiary of Israel Chemicals Ltd.).

       J. Randal Tomblin has been Executive Vice President-Organic Chemicals of the Company since January 1, 2000. From March 1999 to the present he has been a Director, President and CEO of Cedar and Chairman of TRI-Chemical Vegyimuvek Rt. (the direct parent corporation of EMV) ("TRI-Chem"), in Hungary. He was Senior Vice President of Cedar and President of its Organics Division from 1989 to March 1999. He was Vice President of NMPC from 1985 to 1986, President and Chief Executive Officer of Vertac Chemical Corporation from 1986 to 1987 and was in private business for a period between 1987 and 1989. Prior to joining NMPC, he served for 20 years with Hoechst Celanese Corporation, most recently as a Director of Manufacturing with Hoechst Celanese Chemical Company, and Director of Strategic Planning and Director of New Business Development with Hoechst Celanese Fibers Division.

         John J. Lewandowski has been Executive Vice President of Cedar since August 1, 1999 and President of TRI-Chem since January 1999. He was Vice President - Corporate Development of the Company from September 1996 to August 1999. From September 1995 until August 1996 he served as the President of the Company's then owned Potash Group. From January 1995 (when he accepted a position with the Company) until September 1995 he served as the Company's Director of Business Development. From 1991 through 1994 he served in a variety of consulting and business advisory roles for several chemical producers in the United States and Eastern Europe. From 1983 to 1990 he was employed by Arcadian Corporation in positions of increasing responsibility, his last position being Director-Nitrogen Products.

       William Dowd has been Vice President and Chief Financial Officer since February 2000. He was Vice President-Finance and Chief Financial Officer of Asarco, Incorporated from April 1999 to December 1999. From April 1995 to April 1999, he was Controller of Asarco and for six years prior thereto he was Assistant Controller-Taxes.

       Thomas M. Murphy has been Vice President-Human Resources of the Company since July 1999. He served as President of The Harwich Group (human resources consulting) from December 1998 to June 1999. He was Director of Human Resources-Technical Operations of Schering-Plough Corporation from January 1998 to December 1998. He was Director of Human Resources - The Americas of Ingersoll Dresser Pump Company from January 1994 to January 1998, and prior thereto Ingersoll's Divisional Human Resource Manager from April 1992 to December 1993.

       Michael P. Oravec has been Vice President-Corporate Taxation of the Company since January 1997. From December 1994 (when he accepted a position with the Company) until December 1996 he served as the Company's Director of Taxes. From 1980 to 1994 he was employed by The Mennen Company, in positions of increasing responsibility, his last position being Director of Taxes.

       Avi D. Pelossof has been a director of the Company since February 1999. In addition, he has been the Chairman of the Board of Directors of HCL since April 1998, was Active Co-Chairman of the Board of HCL from November 1997 to April 1998, was Deputy Chairman of the Board of HCL from May 1997 to November 1997 and has been a director of HCL since March 1997. He has been a member of the law firm of Zellermayer & Pelossof, general counsel to HCL, since 1987. He was a director of Laser from 1996 to February 1998 and has been a director of Nilit Ltd., a nylon yarn producer, since 1995. From 1980 to 1986 he was Managing Director and Chief Executive Officer of Elite Food Industries Ltd. He was a member of the Israeli Securities Authority in the 1970's, a director of the Tel Aviv Stock Exchange Ltd. in the 1980's and was its Acting Chairman of the Board in 1996. He was a director of Israel Aircraft Industries Ltd. from 1984 and was Chairman of the Board in 1987.

       Martin A. Coleman has been a director since March 1993. Since January 1991 he has been a private investor. Prior to that he was a member of the law firm of RubinBaum LLP, general counsel to the Company, for more than five years.

       Sash A. Spencer has been a director since October 1992 and a member of the Financial Advisory Committee since March, 1993. He is a private investor and has been Chairman of Holding Capital Management, LLC., a private investment firm, for more than five years and is on the board of directors of several companies. He has been a director of ESC since June 1999.

       Lawrence M. Small, 58, has been Chairman of the Financial Advisory Committee of the Board of Directors since October 1992. Mr. Small is the Secretary of the Smithsonian Institution, the world's largest combined museum and research complex, a position to which he was elected in September 1999. Prior to becoming the 11th Secretary, he served as President and Chief Operating Officer of Fannie Mae, the nation's largest housing finance company, since 1991. Before joining Fannie Mae, Mr. Small had served as Vice Chairman and Chairman of the Executive Committee of the Board of Directors of Citicorp and Citibank, N.A., since January 1990. He had been associated with Citibank since 1964. He is also a director of The Chubb Corporation, Marriott International, Inc., New York City's Spanish Repertory Theatre, the John F. Kennedy Center for the Performing Arts, the National Gallery, the Woodrow Wilson Center for International Scholars and Mt. Sinai-NYU Medical Center and Health System.

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

       ITEM 11.  Executive Compensation

       The following table sets forth the aggregate compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and to its next four most highly compensated executive officers serving as such at the end of the 1999 fiscal year:

                                                            ANNUAL COMPENSATION(a)                   ALL OTHER
                                                            ----------------------
NAME AND PRINCIPAL POSITION                          YEAR            SALARY      BONUS             COMPENSATION(b)
---------------------------                          ----            ------      -----             ---------------
Arie Genger.................................         1999           $780,000  $        -           $  802,000
   Chairman of the Board and Chief Executive         1998            750,000           -              802,000
   Officer                                           1997            750,000     400,000              797,000

Thomas G. Hardy.............................         1999            468,000           -            2,007,000
   President and Chief Operating Officer and         1998            450,000           -                7,000
   Director                                          1997            425,000     150,000                5,000

Gabriel Politzer............................         1999            325,000     100,000                6,000
   Senior Vice President                             1998            300,000     100,000                6,000


John J.                                              1999            146,000      32,500                5,000
Lewandowski.........................                 1998            130,000      35,000                6,000
Executive Vice President of Cedar and                1997            125,000      35,500                4,000
    President of Tri-Chem
                                                     1999            133,000      25,000                7,000
Michael P. Oravec...........................         1998            118,000      18,000                6,000
    Vice President-Corporate                         1997            109,000      22,500                5,000
   Taxation



(a) During the period covered by the table, the Company did not make any restricted stock awards and did not have in effect any stock option or stock appreciation rights plan. See "Compensation Agreements" for Mr. Hardy's bonus arrangement. Mr. Politzer became an executive officer in 1998.

(b) For 1999 includes in the case of Mr. Genger the cost to the Company of split-dollar life insurance policies on the life of Mr. Genger (the "Split-Dollar Policies"). The Company paid premiums on the Split-Dollar Policies of $289,000 in 1999. Additionally, for 1999, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $6,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance;
(ii) in the case of Messrs. Hardy, Politzer and Oravec, $6,000 each for the Company's matching contribution to a profit sharing thrift plan and in the case of Mr. Lewandowski $5,000 for such matching contribution; and (iii) $1,000 each for Messrs. Hardy and Oravec for the premium on term life and disability insurance. In the case of Mr. Hardy, also includes $2,000,000 deposited in trust for Mr. Hardy. See "Compensation Agreements".

       For 1998 includes in the case of Mr. Genger the cost to the Company of the Split-Dollar Policies. The Company paid premiums on the Split-Dollar Policies of $289,000 in 1998. Additionally, for 1998, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $6,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance (ii) in the case of Messrs. Hardy, Politzer and Lewandowski $6,000 each for the Company's matching contribution to a profit sharing thrift plan and in the case of Mr. Oravec $5,000 for such matching contribution; and (iii) $1,000 for Messrs. Hardy and Oravec for the premium on term life and disability insurance.

       For 1997 includes in the case of Mr. Genger the cost to the Company of the Split-Dollar Policies. The Company paid premiums on the Split-Dollar Policies of $286,000 in 1997. Additionally, for 1997, includes: (i) in the case of Mr. Genger, $250,000 for an annual premium on ordinary life insurance, $250,000 for related income tax gross-up, $4,000 for the Company's matching contribution to a profit sharing thrift plan, and $7,000 for the premium on term life insurance; (ii) in the case of Messrs. Hardy, Lewandowski and Oravec, $4,000 for the Company's matching contribution to a profit sharing thrift plan; and (iii) $1,000 for the premium on term life and disability insurance in the case of Messrs. Hardy and Oravec.

       The Company is entitled to a refund of the cumulative annual premiums paid by it to the insurers pursuant to the Split-Dollar Policies before any benefits are paid by the insurers to the owner or beneficiaries of the policies.

COMPENSATION AGREEMENTS

       Pursuant to an Agreement entered into in March 1994, which modified and superseded a 1988 bonus arrangement under which no payments had been made, the Company irrevocably deposited in trust for the benefit of Mr. Hardy an aggregate of $2,800,000, of which $1,400,000 was deposited in March 1994 upon execution of the Agreement, and the remaining $1,400,000 was deposited in March 1996. As of April 1999, the Company deposited an additional $2,000,000 of assets in trust for the benefit of Mr. Hardy, representing prepaid salary and bonus for the period ending May 31, 2004. See Item 13 - " Certain Relationships and Related Transactions". The deposited property is held under a Trust Agreement as amended (the "Trust Agreement"), which provides that the assets held thereunder are subject to the claims of the Company's general creditors in the event of insolvency of the Company. The Trust Agreement provides that the assets are generally payable in a lump sum to Mr. Hardy or his beneficiaries upon the earlier of December 1, 2008 or the termination of his employment with the Company (with, in the case of Mr. Hardy's voluntary termination before June 1, 2004, assets having a value of approximately $2,000,000 to remain in the trust). In the event that Mr. Hardy voluntarily terminates his employment prior to May 31, 2004, he is obligated to provide consulting services to the Company through May 31, 2004.

       An employment agreement between the Company and Mr. Hardy, effective as of June 1, 1993, as amended, having a primary term of seven years, renewable for 10 additional years, provided for an annual salary of $400,000, subject to negotiated annual increases commencing in the year 2000. Upon Mr. Hardy's anticipated resignation as an employee and officer of the Company effective March 31, 2000 the employment agreement will terminate.

       The Company is also a party to certain agreements relating to the Split-Dollar Policies on the life of Mr. Genger as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Board of Directors does not have a Compensation Committee. Executive officer compensation matters were determined by the Board of Directors, whose five members currently include Mr. Genger, Chairman of the Board and Chief Executive Officer of the Company, and Mr. Hardy, Vice Chairman of the Board. No director has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

COMPENSATION OF DIRECTORS

       Officers of the Company who serve as directors do not receive any compensation for serving as directors. Martin A. Coleman and Sash A. Spencer each receive $20,000 annually for serving as directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth certain information, as of March 29, 2000, as to the beneficial ownership of the Common Stock of the Company, which is the only outstanding class of voting security of the Company:

NAME AND ADDRESS                                                        SHARES OWNED          PERCENT OF CLASS
Common Stock, $.01 par value(a):

      TPR(b)
      375 Park Avenue
      New York, NY 10152...................................                   3,000                 100%

All executive officers and directors
      as a group(b)........................................                   3,000                 100%

(a) All of the shares of the Common Stock of the Company are pledged by TPR to secure a TPR note in the principal amount of $7,000,000 issued to a former indirect stockholder and director of the Company. TPR also owns all outstanding shares of a non-voting preferred stock of the Company. See Note M of Notes to Consolidated Financial Statements.

(b) Mr. Genger and members of his family own all of the capital stock of TPR.

ITEM 13.  Certain Relationships and Related Transactions

      During 1999, the Company sold to Thomas G. Hardy 151,515 of its ESC shares for $1,000,000, the approximate market value of the shares on the effective date of sale. Mr. Hardy's obligation to pay the purchase price was evidenced by his $1,000,000 negotiable promissary note due December 31, 2008, bearing interest at 5.28% (the then mid-term applicable Federal rate). The Company deposited Mr. Hardy's note in the trust maintained for his benefit in satisfaction of $1,000,000 of the $2,000,000 in prepaid compensation payable to Mr. Hardy. See
Item 11 "Executive Compensation - Compensation Agreements".

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
                 Page F-1.

      (3)        See Index to Exhibits on Page E-1.

(b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      Trans-Resources, Inc.
                                          (Registrant)

                                 By   /s/ William Dowd
                                      ----------------------------
                                      William Dowd
                                      Vice President and Chief Financial Officer

Dated: March 29, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

PRINCIPAL EXECUTIVE OFFICER:

     ARIE GENGER
     Chairman of the Board and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

     WILLIAM DOWD
     Vice President and Chief Financial Officer


                                 By  /s/ William Dowd
                                      ----------------------------
                                     William Dowd
                                     For Himself and As Attorney-In-Fact


Directors:

     Arie Genger                                         Dated:  March 29, 2000
     Thomas G. Hardy
     Avi D. Pelosoff
     Martin A. Coleman
     Sash A. Spencer

     POWERS OF ATTORNEY AUTHORIZING WILLIAM DOWD TO SIGN THIS REPORT AND ANY AMENDMENTS HERETO ON BEHALF OF THE PRINCIPAL EXECUTIVE OFFICER AND THE DIRECTORS ARE BEING FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITH THIS REPORT.

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

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS

   Independent Auditors' Report .......................................      F-2
   Report of Independent Accountants ..................................      F-3
   Consolidated Balance Sheets, December 31, 1998 and 1999 ............      F-4
   Consolidated Statements of Operations,
      for the Years Ended December 31, 1997, 1998 and 1999 ............      F-5
   Consolidated Statements of Stockholder's Equity and Comprehensive
      Income for the Years Ended December 31, 1997, 1998 and 1999 .....      F-6
   Consolidated Statements of Cash Flows,
      for the Years Ended December 31, 1997, 1998 and 1999 ............      F-7
   Notes to Consolidated Financial Statements .........................      F-8

SCHEDULE

   Schedule I - Condensed Financial Information of Registrant,
      for the Years Ended December 31, 1997, 1998 and 1999 ............      S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Trans-Resources, Inc. New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedule of Trans-Resources, Inc. (a wholly-owned subsidiary of TPR Investment Associates, Inc.) and Subsidiaries (the "Company") listed in the foregoing Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of Cedar Chemical Corporation, a wholly-owned subsidiary, which statements reflect total assets constituting 19 percent and 19 percent of consolidated total assets as of December 31, 1999 and 1998, respectively, and total revenues constituting 23 percent, 28 percent and 31 percent of consolidated total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cedar Chemical Corporation, is based solely on the report of such other auditors.

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

In our opinion, based upon our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Trans-Resources, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and (as to the amounts included for Cedar Chemical Corporation) the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for the costs of start-up activities in 1998.


Deloitte & Touche LLP
March 24, 2000

Report of Independent Accountants
---------------------------------


To the Board of Directors and Shareholder of

CEDAR CHEMICAL CORPORATION


In our opinion, the consolidated balance sheets and the related consolidated statements of operations and retained earnings (accumulated deficit) and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Cedar Chemical Corporation (a wholly-owned subsidiary of Trans-Resources, Inc.) and its subsidiaries ("Cedar") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Cedar's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


February 4, 2000

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                               1998             1999
                                                            ---------         ---------
                                                                   (in thousands)
                       ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ......................        $  12,387         $   9,354
    Accounts receivable ............................           90,998           102,942
    Inventories ....................................           95,442           121,064
    Other current assets ...........................           63,608            65,646
    Prepaid expenses ...............................           16,477            21,867
                                                            ---------         ---------
         Total Current Assets ......................          278,912           320,873

PROPERTY, PLANT AND EQUIPMENT - net ................          260,585           325,463

OTHER ASSETS .......................................           59,789            60,363
                                                            ---------         ---------
             Total .................................        $ 599,286         $ 706,699
                                                            =========         =========

             LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt ...........        $  10,183         $  11,288
    Short-term debt ................................           39,065            58,331
    Accounts payable ...............................           76,306            84,321
    Accrued expenses and other current liabilities .           43,224            58,821
                                                            ---------         ---------
         Total Current Liabilities .................          168,778           212,761
                                                            ---------         ---------

LONG-TERM DEBT - net ...............................          414,432           496,016
                                                            ---------         ---------
OTHER LIABILITIES .................................            54,919            58,134
                                                            ---------         ---------
STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
       authorized, issued and outstanding ..........            7,960             7,960
    Common stock, $.01 par value, 3,000 shares
       authorized, issued and outstanding ..........             --                --
    Additional paid-in capital .....................            8,682             8,682
    Accumulated deficit ............................          (34,922)          (54,243)
    Cumulative translation adjustment ..............           (1,462)           (1,704)

    Unrealized losses on marketable securities .....          (19,101)          (20,907)
                                                            ---------         ---------
       Total Stockholder's Equity (Deficit) ........          (38,843)          (60,212)
                                                            ---------         ---------
                                                            $ 599,286         $ 706,699
           Total ...................................        ==========        ==========


                See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1997, 1998 and 1999


                                                            1997              1998              1999
                                                         ---------         ---------         ---------
                                                                         (in thousands)
REVENUES ........................................        $ 376,531         $ 423,558         $ 497,075

OPERATING COSTS AND EXPENSES:
  Cost of goods sold ............................          305,588           336,544           394,401
  General and administrative ....................           42,622            51,221            67,911
                                                         ---------         ---------         ---------

OPERATING INCOME ................................           28,321            35,793            34,763

  Interest expense ..............................          (29,475)          (37,605)          (47,776)
  Interest and other income (expense) - net .....            5,550            (8,624)              142
                                                         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CHANGE IN
  ACCOUNTING PRINCIPLE ..........................            4,396           (10,436)          (12,871)

INCOME TAX PROVISION ............................            2,952             3,882             2,994
                                                         ---------         ---------         ---------


INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  AND CHANGE IN ACCOUNTING PRINCIPLE ............            1,444           (14,318)          (15,865)


EXTRAORDINARY ITEM - Loss on repurchase
  of debt (no income tax benefit) ...............               --           (11,328)               --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of income tax benefit of $80,000               --            (1,253)               --
                                                         ---------         ---------         ---------

NET INCOME (LOSS) ...............................        $   1,444         $ (26,899)        $ (15,865)
                                                         =========         =========         =========


                 See notes to consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 1997, 1998 and 1999

                                                                                             UNREALIZED
                                                                                             GAINS (LOSSES)
                                                        ADDITIONAL             CUMULATIVE        ON                  COMPREHENSIVE
                                    PREFERRED  COMMON     PAID-IN    RETAINED   TRANSLATION   MARKETABLE                  INCOME
                                     STOCK      STOCK     CAPITAL    DEFICIT    ADJUSTMENT    SECURITIES    TOTAL         (LOSS)
                                    --------   ----       --------   --------    --------     --------     --------     --------
                                                                   (in thousands)
 BALANCE, JANUARY 1, 1997 ........  $  7,960   $   --     $  8,682   $  9,345    $   (367)    $    634     $ 26,254

    Net income ...................                                      1,444                                 1,444    $  1,444
    Dividends:
         Common stock ............                                     (3,736)                               (3,736)
         Preferred stock .........                                       (850)                                 (850)
    Net change during year .......                                                    300          195          495         495
                                    --------   --------   --------   --------    --------     --------     --------    --------

BALANCE, DECEMBER 31, 1997 .......     7,960       --        8,682      6,203         (67)         829       23,607    $  1,939
                                                                                                                       ========
    Net loss .....................                                    (26,899)                              (26,899)   $(26,899)
    Dividends:
         Common stock, including
              non-cash dividend of
              $750,000............                                    (13,376)                              (13,376)
         Preferred stock .........                                       (850)                                 (850)
    Net change during year .......                                                 (1,395)     (19,930)     (21,325)    (21,325)
                                    --------   --------   --------   --------    --------     --------     --------    --------

BALANCE DECEMBER 31, 1998 ........     7,960         --      8,682    (34,922)     (1,462)     (19,101)     (38,843)   $(48,224)
                                                                                                                       ========
    Net loss .....................                                    (15,865)                              (15,865)   $(15,865)
    Dividends:
         Common stock ............                                     (2,606)                               (2,606)
         Preferred stock .........                                       (850)                                 (850)
    Net change during year .......                                                   (242)      (1,806)      (2,048)     (2,048)
                                    --------   --------   --------   --------    --------     --------     --------    --------

BALANCE, DECEMBER 31, 1999 .......  $  7,960   $   --     $  8,682   $(54,243)   $ (1,704)    $(20,907)    $(60,212)   $(17,913)
                                    ========   ========   ========   ========    ========     ========     ========    ========


                 See notes to consolidated financial statements.

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1998 and 1999

                                                                                1997              1998             1999
                                                                              --------         ---------         --------
                                                                                             (in thousands)
OPERATING ACTIVITIES:
  Operations:
    Net income (loss) ................................................        $  1,444         $ (26,899)        $(15,865)
    Items not requiring (providing) cash:
         Depreciation and amortization of property, plant and
             equipment and other assets ..............................          21,208            22,086           25,895
         Amortization of deferred financing costs and accretion
             of interest expense .....................................             891             8,618           11,131
         Gain on Laser/ESC share exchange ............................              --           (22,946)              --
         Extraordinary item - loss on repurchase of debt .............              --            11,328               --
         Cumulative effect of change in accounting principle .........              --             1,253               --
         Provision for loss on settlement of Bogalusa Litigation .....              --            36,204               --
         Deferred taxes and other - net ..............................            (762)            1,400            4,093
  Working capital management:
         Accounts receivable and other current assets ................         (20,153)           (8,274)           6,949
         Inventories .................................................          (8,919)          (28,896)         (18,678)
         Prepaid expenses ............................................          (1,487)             (650)          (5,347)
         Accounts payable ............................................          20,629            10,826             (432)
         Accrued expenses and other current liabilities ..............          (3,106)          (11,759)           2,251
                                                                              --------         ---------         --------
             Cash provided by (used in) operating activities .........           9,745            (7,709)           9,997
                                                                              --------         ---------         --------

INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment .........................         (26,862)          (63,425)         (76,973)
  Sales of marketable securities and short-term investments ..........           7,982            22,195           21,497
  Purchases of marketable securities and short-term investments ......          (7,743)          (33,572)         (25,695)
  Net assets acquired (excluding cash and cash equivalents) ..........              --            (9,265)          (6,845)
  Other- net, including approximately $11.0 million and $10.0 million relating to the purchase of equity investments in Lego in 1999
       and 1998, respectively ........................................          (6,909)          (11,439)          (9,347)
                                                                              --------         ---------         --------
             Cash used in investment activities ......................         (33,532)          (95,506)         (97,363)
                                                                              --------         ---------         --------

FINANCING ACTIVITIES:
  Increase in long-term debt .........................................          12,000           258,862           82,370
  Repurchases, payments and current maturities of long-term debt .....         (14,214)         (151,470)         (10,562)
  Increase in short-term debt ........................................          21,232             1,929           15,981
  Dividends to stockholder ...........................................          (4,586)          (13,476)          (3,456)
                                                                              --------         ---------         --------
             Cash provided by financing activities ...................          14,432            95,845           84,333
                                                                              --------         ---------         --------

DECREASE IN CASH AND CASH EQUIVALENTS ................................          (9,355)           (7,370)          (3,033)

CASH AND CASH EQUIVALENTS:
  Beginning of year ..................................................          29,112            19,757           12,387
                                                                              --------         ---------         --------
  End of year ........................................................        $ 19,757         $  12,387         $  9,354
                                                                              ========         =========         ========

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.    SIGNIFICANT ACCOUNTING POLICIES AND OTHER ITEMS

      Principles of Consolidation and Basis of Presentation

      The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its independently managed and financed direct and indirect subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("Na-Churs"); Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"); Plant Products Company Ltd. ("Plant Products") and EMV Kft. ("EMV"). TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. ("TPR"). As used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries.

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

      As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9,100,000, which amount was included in the caption "Other assets" in the December 31, 1997 Consolidated Balance Sheet. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22,900,000 during the first quarter of 1998, which gain is included in the caption "Interest and other income (expense) - net" in the accompanying December 31, 1998 Consolidated Statement of Operations (see Note K). Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying December 31, 1998 and December 31, 1999 Consolidated Balance Sheets. As of December 31, 1998 and December 31, 1999, the quoted market value of the ESC shares was approximately $10.50 per share and $9.56 per share, respectively, resulting in the Company recording an unrealized loss as of December 31, 1998 and December 31, 1999 of approximately $18,300,000 and $20,200,000, respectively. The unrealized loss relating to ESC is included in the caption "Unrealized gains (losses) on marketable securities" in the accompanying December 31, 1998 and December 31, 1999 Consolidated Balance Sheets. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate an other than temporary impairment of the Company's investment in ESC.

      In addition to the ownership of the Laser shares described above, the Company also owned a warrant (the "Laser Warrant") which if exercised would result in the purchase of 250,000 Laser shares. The Laser Warrant, which had a carrying value of $750,000, was distributed as a dividend in February, 1998.

      During the year ended December 31, 1997, the Company recorded equity in Laser's earnings, inclusive of goodwill amortization, of $1,558,000. Such amount is included in "Interest and other income (expense) - net" in the accompanying Consolidated Statements of Operations (see Note K).

      Acquisitions

      During 1998 and 1999, Company subsidiaries completed several small acquisitions. Effective January 1, 1998, the Company acquired a Spanish company engaged in the manufacturing and distribution of specialty plant nutrients; effective May 1, 1998, the Company acquired EMV, a Hungarian business engaged in the manufacturing and marketing of organic chemicals; effective October 30, 1998, the Company acquired Plant Products, headquartered in Ontario, Canada, which manufactures and markets specialty plant nutrients for commercial horticulture, specialty high value crops and retail markets; effective December 18, 1998, the Company acquired Alpine Plant Foods, Inc. (including its Canadian subsidiary; together "Alpine"), which manufactures and distributes high purity liquid fertilizers; and effective February 19, 1999, the Company acquired a majority interest in V-J Growers Supply, Inc., which markets specialty plant nutrients and other products for commercial horticulture.

      In addition, effective February 4, 1998, a subsidiary of HCL purchased approximately a 42% equity interest in Lego Irrigation, Ltd ("Lego"), an Israeli developer, manufacturer and marketer of drip irrigation systems. On March 9, 1999, as contemplated by the terms of the initial purchase of the Lego shares, the subsidiary of HCL purchased, pursuant to an option, an additional 35% equity interest in Lego. The remaining 23% equity interest in Lego is publicly traded on the Tel Aviv (Israel) stock exchange.

      Each of the acquisitions described in the above two paragraphs have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these acquisitions was approximately $46,500,000 and resulted in approximately $15,400,000 in goodwill, which is generally being amortized over a 20 year period.

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

      The Company's revenues by region for the years ended December 31, 1997, 1998 and 1999 are set forth below:

                                            1997        1998        1999
                                            ----        ----        ----
                                                   (in millions)
            Europe .................        $148        $168        $175
            United States ..........         128         145         170
            Canada and Latin America          22          33          70
            Asia ...................          29          28          35
            Israel .................          19          19          21
            Australia ..............           6           8           7
            Africa and other .......          25          23          19
                                            ----        ----        ----
                 Total .............        $377        $424        $497
                                            ====        ====        ====

      The Company has grouped its revenues into general product categories that reflect the different product uses. These product groups are: Specialty Plant Nutrients, Industrial Chemicals and Organic Chemicals, which contributed the following revenues for the years ended December 31, 1997, 1998 and 1999:

                                               1997        1998        1999
                                               ----        ----        ----
                                                    (in millions)
            Specialty Plant Nutrients..        $221        $243        $319
            Industrial Chemicals ......         109         125         109
            Organic Chemicals .........          47          56          69
                                               ----        ----        ----
                     Total ............        $377        $424        $497
                                               ====        ====        ====

      As of December 31, 1998 and 1999, approximately 34% and 33%, respectively, of the Company's assets were located in the United States with approximately 66% and 67%, respectively, located abroad (principally Israel). The Company has no single customer accounting for more than 3% of its revenues.

      Functional Currency and Transaction Gains and Losses

      The Company has no significant foreign currency denominated revenues except at HCL. Approximately $169,000,000 (59%) of HCL's total sales for the year ended December 31, 1999 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent the U.S. dollar weakens or strengthens versus the applicable corresponding currency, HCL's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, from time to time the Company may hedge a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to SFAS No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. At December 31, 1998 and 1999, there were outstanding contracts to purchase $24,100,000 and $85,000, respectively, in various European currencies, principally Deutsche Marks and Spanish Pesetas in 1998 and Japanese Yen in 1999.

      If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's operating income for the years ended December 31, 1997, 1998 and 1999 would have decreased by approximately $7,000,000, $1,400,000 and $5,500,000, respectively, and income before income taxes would have decreased accordingly.

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

      The assets, liabilities and operations of certain foreign subsidiaries of the Company are measured using the currency of the primary economic environment in which the respective subsidiary operates. Assets and liabilities are translated at the exchange rate as of the balance sheet date. Revenues, expenses, gains and losses are translated at the weighted average exchange rate for the period. Translation adjustments, resulting from the process of translating such subsidiaries' financial statements from their respective currencies into U.S. dollars, are recorded as a separate component of stockholder's equity.


      Inventories

      Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out method.

      Property, Plant and Equipment

      Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is recorded under the straight-line method at generally the following annual rates:

            Buildings...........................       3 -  8%
            Machinery, plant and equipment......       5 - 25%
            Office furniture and equipment......       6 - 25%

      Expenditures for maintenance and repairs are charged to expense as incurred. Investment grants from the Israeli Government are initially recorded as a reduction of the capitalized asset and the resulting amount is amortized over the estimated useful life of the respective asset. HCL recorded investment grants for the years ended December 31, 1997, 1998 and 1999 amounting to $1,646,000, $16,692,000 and $12,390,000, respectively.

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

      For purposes of the consolidated financial statements, taxes on income have been computed as if the Company and its domestic subsidiaries filed their own consolidated Federal income tax return without regard to the tax allocation agreement. Payments to TPR, if any, representing the excess of amounts determined under the tax allocation agreement over amounts determined for the purposes of consolidated financial statements are charged to retained earnings. During the three years in the period ended December 31, 1999, TPR did not require payment of amounts different from that which was computed as if the Company and its consolidated subsidiaries filed their own consolidated income tax returns.

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

      During 1997, 1998 and 1999 the Company incurred environmental clean-up costs of approximately $400,000, $900,000 and $200,000, respectively. In addition, at December 31, 1998 and 1999, the Company has accrued approximately $2,700,000 and $2,200,000, respectively, related to the estimated costs to be incurred for environmental liabilities.

      Research and Development Costs

      Research and development costs are charged to expense as incurred and amounted to $2,421,000, $2,661,000 and $2,146,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

      Risk Management Derivatives

      Amounts receivable or payable under interest rate swap agreements are recognized as interest expense.

      Long-Lived Assets

      Management evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that a recorded asset might not be recoverable by taking into consideration such factors as recent operating results, projected undiscounted cash flows and plans for future operations. At December 31, 1998 and 1999 there were no impairments of the Company's assets.

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

      Recent Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Depending on the intended use of the derivative, changes in derivative fair values may be charged to operations unless the derivative qualifies as a hedge under SFAS 133 requirements. The Company will adopt SFAS 133 on January 1, 2001 and is evaluating the impact, if any, of SFAS 133 on its consolidated financial statements.

      Bogalusa Litigation

      The Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a Vicksburg customer. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August, 1998 the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March, 1999, amended and restated conditional agreements to settle the claims were executed by the parties.

      If the conditions to the settlement are satisfied, the Company's funding obligation would be an aggregate of approximately $32,400,000 plus (i) $4,569,531, which is the amount which one of the settling insurance companies shall have paid to the Company for reimbursement of defense costs (the "Defense Depletion Amount") and (ii) interest payments at 6.25% per annum which commenced on April 1, 1999 on the not as yet escrowed portion of $17,000,000, as described below. The initial $10,000,000 of the funding obligation was deposited in escrow on August 31, 1998 and an additional $5,000,000 was deposited in escrow on March 31, 1999. In addition, on or about April 1, 1999 two settling insurance companies contributed an aggregate of $25,000,000, less the Defense Depletion Amount. If the settlement is finalized, the Company will assign to the plaintiffs its rights under another $26,000,000 of insurance coverage. The Company is scheduled to escrow an additional $6,800,000 on December 31, 2000, $5,100,000 on June 30, 2001 and $5,100,000 on December 31, 2001.

      In 1998, the Company recorded a charge of approximately $36,200,000 (included in the caption "Interest and other income (expense) - net" in the accompanying December 31, 1998 Consolidated Statement of Operations - See Note
K) to cover the cost of the conditional settlement and the related legal expenses.

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

B.    OTHER CURRENT ASSETS

      Other current assets consist of the following at December 31, 1998 and 1999:

                                                                                  1998           1999
                                                                                  ----           ----
                                                                                    (in thousands)
      Marketable securities (carried at market) .........................        $28,009        $28,162
      Miscellaneous receivables, other securities,
         deferred tax assets, etc .......................................         35,599         37,484
                                                                                 -------        -------
             Total ......................................................        $63,608        $65,646
                                                                                 =======        =======

      The Company classifies all of its marketable securities (including U.S. Government obligations) as available-for-sale securities as of December 31, 1998 and 1999:

                                                               Gross            Gross       Estimated
                                                            Unrealized        Unrealized       Fair
                                               Cost            Gains            Losses         Value
                                             -------        -----------        -------        -------
                                                                  (in thousands)
      December 31, 1998

      Common stocks and mutual funds
        investing primarily therein .        $47,110        $       297        $19,398        $28,009
                                             =======        ===========        =======        =======

      December 31, 1999

      Common stocks and mutual funds
        investing primarily therein .        $49,069        $        --        $20,907        $28,162
                                             =======        ===========        =======        =======

      Gross realized gains and gross realized losses on sales of securities are set forth below for the years ended December 31, 1997, 1998 and 1999 (see Note
K):

                                             Gains             Losses
                                             -----             ------
      1997 ...........................    $3,052,000        $  339,000
      1998 ...........................     3,365,000         1,417,000
      1999 ...........................     1,077,000           757,000

C.    INVENTORIES

      Inventories consist of the following at December 31, 1998 and 1999:

                                          1998            1999
                                          ----            ----
                                           (in thousands)
      Raw materials ............        $21,301        $ 29,515
      Finished goods ...........         74,141          91,549
                                        -------        --------
          Total ................        $95,442        $121,064
                                        =======        ========

D.    PROPERTY, PLANT AND EQUIPMENT - NET

      Property, plant and equipment - net at December 31, 1998 and 1999 consist of the following:

                                                                     1998            1999
                                                                   --------        --------
                                                                        (in thousands)
      Land .................................................       $  5,186        $  8,475
      Buildings ............................................         28,157          33,385
      Machinery, plant and equipment .......................        316,379         411,328
      Office furniture and equipment .......................         10,310          12,371
      Construction-in-progress .............................         51,502          33,259
                                                                   --------        --------
          Total ............................................        411,534         498,818
      Less accumulated depreciation and amortization .......        150,949         173,355
                                                                   --------        --------
                 Property, plant and equipment - net .......       $260,585        $325,463
                                                                   ========        ========

      The Company capitalized interest costs aggregating $35,000, $896,000 and $1,823,000 during the years ended December 31, 1997, 1998 and 1999, respectively, with respect to several construction projects. Certain property, plant and equipment has been pledged as collateral for long-term debt (see Note
G).

E.    SHORT-TERM DEBT AND UNUSED CREDIT LINES

      The weighted average interest rates for short-term debt outstanding at December 31, 1998 and 1999 were 5.7% and 6.3%, respectively.

      As of December 31, 1999, the Company and its subsidiaries have unused revolving loan commitments and other credit lines from banks aggregating approximately $47,000,000.

F.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following at December 31, 1998 and 1999:

                                                                           1998           1999
                                                                         -------        -------
                                                                            (in thousands)
      Compensation and payroll taxes ............................        $ 9,123        $13,852
      Interest ..................................................          6,645          8,258
      Other, including $5,000,000 and $6,800,000 relating to
         the Bogalusa Litigation in 1998 and 1999, respectively..         27,456         36,711
                                                                         -------        -------
          Total .................................................        $43,224        $58,821
                                                                         =======        =======

G.    LONG-TERM DEBT - NET

      Long-term debt consists of the following at December 31, 1998 and 1999:

                                                                          Payable
        Description                                   Interest Rate *     Through       1998                1999
        -----------                                   ---------------     -------       ----                ----
                                                                                             (in thousands)
TRI:
Bank loans (1) ..................................        Various           2007       $ 14,000            $ 25,000
$100,000,000 principal amount of 10.75%
   Senior Notes  (2) ............................          10.75%          2008        100,000             100,000
$135,000,000 principal amount of 12%
   Senior Discount Notes, net of unamortized debt
   discount of $52,296,000 and $42,075,000,
   respectively (2) .............................           12.0%          2008         82,704              92,925
Subsidiaries:
Bank loans and other financing ..................        Various           2020        227,911             289,379
                                                                                      --------            --------
   Total ........................................                                      424,615             507,304
   Less current portion .........................                                       10,183              11,288
                                                                                      --------            --------
   Long-term debt - net .........................                                     $414,432            $496,016
                                                                                      ========            ========

---------

      *As prevailing on respective balance sheet dates. Such rates (other than the senior and senior discount debt) generally "float" according to changes in the Prime or LIBOR rates. At December 31, 1999 such rates were approximately 8.5% and 6.2%, respectively.

      (1) As of December 29, 1995 and as amended, the Company entered into a Loan Agreement with a bank for borrowings upon the Company's request prior to June 30, 2000 in the aggregate principal amount not to exceed $40,000,000. The loan matures on June 30, 2007. The Company pledged all of the capital stock of HCL to secure its obligations under the Loan Agreement.

      (2) On March 16, 1998, the Company completed a private placement of $100,000,000 principal amount of 10 3/4% Senior Notes due 2008 (the "Senior Notes") and $135,000,000 principal amount at maturity of 12% Senior Discount Notes due 2008 (the "Senior Discount Notes"). The Senior Discount Notes provided gross proceeds to the Company of approximately $75,400,000. A substantial portion (approximately $118,000,000) of the net proceeds from the sale was used in March, 1998 to purchase (pursuant to a tender offer and consent solicitation) approximately $110,000,000 principal amount of the Company's 11 7/8% Senior Subordinated Notes (the "11 7/8% Notes") (the "Refinancing"). In addition, in the four month period ended July, 1998 the Company repurchased or redeemed the remaining $5,000,000 principal amount of its 11 7/8% Notes. As a result of the Refinancing and the subsequent repurchases or redemptions of the 11 7/8% Notes, combined with the write-off of certain unamortized issuance costs associated with the 11 7/8% Notes, the Company recognized an extraordinary charge for the early extinguishment of debt of $11,328,000 (no tax effect) which is classified as an extraordinary item in the accompanying December 31, 1998 Consolidated Statement of Operations.

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

      Certain of the Company's and its subsidiaries' loan agreements and its Indentures require the Company and/or the respective subsidiaries to, among other things, maintain various financial ratios including minimum net worth, ratios of debt to net worth, interest and fixed charge coverage tests and current ratios. In addition, there are certain limitations on the Company's ability to make certain Restricted Payments and Restricted Investments (each as defined), etc. In the event of a Change in Control (as defined), the Company is required to offer to purchase all the Senior Notes and Senior Discount Notes as well as to repay certain bank loans. Certain of the respective instruments also limit the payment of dividends, capital expenditures and the incurring of additional debt and liens by both the Company and its subsidiaries. As of December 31, 1999, the Company and its subsidiaries are in compliance with the covenants of each of the respective loan agreements and the Indentures then in effect.

      The aggregate maturities of long-term debt at December 31, 1999 are set forth below.

             Years Ending
             December 31,                     (in thousands)
             ------------
             2000................              $   11,288
             2001................                  41,154
             2002................                  51,270
             2003................                  59,664
             2004................                  28,901
             Thereafter..........                 315,027
                                               ----------
                 Total...........              $  507,304
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

      Interest paid, net of capitalized interest, totaled $28,193,000, $33,034,000 and $34,407,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

H.    OTHER LIABILITIES

      Under Israeli law and labor agreements, HCL is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. These liabilities are covered by regular deposits to various severance pay funds and by payment of premiums to an insurance company for officers and non-factory personnel under approved plans. "Other liabilities" in the Consolidated Balance Sheets as of December 31, 1998 and 1999 include accruals of $1,330,000 and $1,921,000, respectively, for the estimated unfunded liability of complete severance of all HCL employees. Costs incurred were approximately $1,912,000, $2,100,000 and $2,573,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

      The change in the benefit obligation based on an actuarial valuation for Cedar's defined benefit pension plan is as follows:

                                                For the Years Ended
                                                    December 31,
                                                1998            1999
                                             --------         --------
                                                   (in thousands)
Benefit obligation, beginning of year        $ 18,215         $ 21,195
Service cost ........................             904              936
Interest cost .......................           1,287            1,371
Amendments ..........................              64               --
Actuarial (gain)/loss ...............           1,254           (4,237)
Benefits paid .......................            (448)            (586)
Expenses paid .......................             (81)             (82)
                                             --------         --------
Benefit obligation, end of year .....        $ 21,195         $ 18,597
                                             ========         ========

      The following details the change in plan assets for Cedar's defined benefit pension plan:

                                                                         December 31,
                                                                         ------------
                                                                     1998             1999
                                                                   --------         --------
                                                                        (in thousands)
Fair value of plan assets, beginning of year ..............        $ 14,239         $ 16,309
Actual return .............................................           1,890            2,419
Employer contribution .....................................             709              682
Benefits paid .............................................            (448)            (587)
Expenses paid .............................................             (81)             (82)
                                                                   --------         --------
Fair value of plan assets, end of year ....................        $ 16,309         $ 18,741
                                                                   ========         ========

      The reconciliation of the funded status for Cedar's benefit plan is as follows:

                                                                                 December 31,
                                                                                 ------------
                                                                             1998             1999
                                                                           --------         --------
                                                                                 (in thousands)
Vested benefit obligation .........................................        $(15,097)        $(13,965)
Accumulated benefit obligation ....................................         (15,977)         (14,581)

Projected benefit obligation ("PBO") ..............................        $(21,195)        $(18,597)
Plan assets at fair value .........................................          16,309           18,741
                                                                           --------         --------
       Plan assets greater (lesser) than PBO ......................          (4,886)             144

Unrecognized net loss/(gain) ......................................           2,991           (2,232)
Prior service costs not yet recognized ............................             684              571
Unrecognized net transition obligation ............................             176              117
                                                                           --------         --------
Accrued benefit cost ..............................................        $ (1,035)        $ (1,400)
                                                                           ========         ========

      Cedar's net periodic benefit cost for the years ended 1997, 1998 and 1999 was as follows:

                                                            1997            1998            1999
                                                           -------         -------         -------
                                                                        (in thousands)
Service cost ......................................        $   819         $   904         $   937
Interest cost .....................................          1,133           1,287           1,370
Expected return on plan assets ....................         (1,119)         (1,276)         (1,457)
Transition obligation recognition .................             59              59              59
Prior service cost amortization ...................            109             114             114
Net loss recognition ..............................             29              65              25
                                                           -------         -------         -------
Net periodic benefit cost .........................        $ 1,030         $ 1,153         $ 1,048
                                                           =======         =======         =======

      Actuarial assumptions used at December 31, 1997, 1998 and 1999 were as follows:

                                                      1997           1998           1999
                                                     ------         ------         ------
Discount rate - projected benefit obligation           7.0%           6.8%           8.0%

Rate of increase in compensation levels ....           5.0%           5.0%           5.0%

Expected long-term rate of return on assets            9.0%           9.0%           9.0%

      Certain of the Company's United States subsidiaries have profit sharing thrift plans designed to conform to Internal Revenue Code Section 401(k) and to the requirements of ERISA. In addition, certain of the Company's Canadian subsidiaries have contributory pension plans designed to conform with Canadian regulatory requirements. These plans, which cover all full-time employees (and one of which includes Company headquarters employees), allow participants to contribute as much as 15% of their annual compensation, up to a maximum permitted by law, through salary reductions. The companies' contributions to the plans are based on a percentage of the participant's contributions, and the companies may make additional contributions to the plans at the discretion of their respective Boards of Directors. The Company's contribution expense relating to these plans totaled $202,000, $298,000 and $404,000 for the years ended December 31, 1997, 1998 and 1999, respectively

I.    OPERATING LEASES

      The Company and its subsidiaries are obligated under non-cancelable operating leases covering principally land, office facilities and equipment. At December 31, 1999, minimum annual rental commitments under these leases are:

  Years Ending
  December 31,                      (in thousands)
----------------
     2000......................      $  5,727
     2001......................         4,651
     2002......................         3,659
     2003......................         2,458
     2004......................         1,949
     Thereafter................         6,760
                                     --------
        Total..................      $ 25,204
                                     ========

      Rent expense for 1997, 1998 and 1999 was $4,489,000, $6,016,000 and
$6,200,000, respectively, covering land, office facilities and equipment.

J.    INCOME TAXES

      The Company's income tax provision for the years ended December 31, 1997, 1998 and 1999 consist of the following:

                                                     1997          1998           1999
                                                    ------        ------        -------
                                                              (in thousands)
Current expense:
   Federal .................................        $   --        $   --        $    --
   Foreign .................................           652           904            951
   State ...................................           570           394            409
                                                    ------        ------        -------
       Total current .......................         1,222         1,298          1,360
                                                    ------        ------        -------
Deferred expense (benefit):
   Foreign .................................         1,647         2,466          1,741
   State ...................................            83           118           (107)
                                                    ------        ------        -------
       Total deferred ......................         1,730         2,584          1,634
                                                    ------        ------        -------
             Total .........................        $2,952        $3,882        $ 2,994
                                                    ======        ======        =======

      The provision for income taxes for the years ended December 31, 1997, 1998 and 1999 amounted to $2,952,000, $3,882,000 and $2,994,000, respectively, representing effective income tax rates of 67.2%, 37.2% and 23.3%, respectively. These amounts differ from the amounts of $1,539,000, $(3,653,000) and (4,421,000), respectively, computed by applying the statutory Federal income tax rates to income (loss) before income taxes, extraordinary item and change in accounting principle. The reasons for such variances from statutory rates were as follows:

                                                                     1997            1998            1999
                                                                    ------          ------          ------
Statutory Federal rates ....................................          35.0%          (35.0)%         (35.0)%
Increase (decrease) in income tax rate resulting from:
   Foreign operations - net impact of foreign statutory
          rates, effects of  Israeli "inflation allowances",
          withholding taxes, etc ...........................         (33.9)          (74.7)          (16.5)
   Net losses without current tax benefit and other ........          56.5           143.7            73.3
   State and local income taxes - net ......................           9.6             3.2             1.5
                                                                    ------          ------          ------
Effective income tax rates .................................          67.2%           37.2%           23.3%
                                                                    ======          ======          ======

      At December 31, 1998 and 1999, deferred tax assets (liabilities) consisted of the following:

                                                                       1998             1999
                                                                     --------         --------
                                                                          (in thousands)
Depreciation and property and equipment basis differences ...        $(39,873)        $(41,819)
Nondeductible reserves ......................................           5,565            5,453
Net operating losses ........................................          37,916           46,711
Foreign tax credits .........................................           3,865              203
Alternative minimum tax credits .............................           5,401            5,401
Investment tax credits ......................................             200              200
Provision for settlement of lawsuit .........................          12,147           13,656
Deferred interest ...........................................           3,061            7,602
Other .......................................................           2,862            2,625
                                                                     --------         --------
Deferred taxes - net, exclusive of valuation allowance ......          31,144           40,032
Valuation allowance .........................................         (56,656)         (67,178)
                                                                     --------         --------
Deferred taxes - net ........................................        $(25,512)        $(27,146)
                                                                     ========         ========

      At December 31, 1998, deferred tax assets of $5,320,000 were classified as "other current assets" and deferred tax liabilities of $30,832,000 were classified as "other liabilities". At December 31, 1999, deferred tax assets of $5,455,000 were classified as "other current assets" and deferred tax liabilities of $32,601,000 were classified as "other liabilities".

      At December 31, 1999, the Company had various tax loss and credit carryovers which expire as follows:

                                              U.S. Federal
                       ----------------------------------------------------------------
                                                              Net           Alternative         State Net        Foreign Net
                       Foreign         Investment          Operating          Minimum           Operating         Operating
Expiration            Tax Credit       Tax Credit             Loss           Tax Credit             Loss              Loss
----------            ----------       ----------             ----           ----------             ----              ----
                                                                  (in thousands)
2000 ..........          $ 41
2001 ..........            32            $   200
2002 ..........            36
2003 ..........            55                                                                                        $ 4,165
2004 ..........            39
2010 ..........                                             $22,208                               $15,600
2011 ..........                                              17,442                                11,200
2012 ..........                                              10,501                                 9,600
2013 ..........                                                                                    13,920
2014 ..........                                                                                    11,520
2018 ..........                                              17,344
2019 ..........                                              18,449
Unlimited .....                                                                $ 5,401                                21,743
                         ----            -------            -------            -------            -------            -------
Total .........          $203            $   200            $85,944            $ 5,401            $61,840            $25,908
                         ====            =======            =======            =======            =======            =======

      Income taxes paid, including prepaid amounts, totaled approximately $3,800,000, $425,000 and $1,700,000, respectively, during the years ended December 31, 1997, 1998 and 1999.

      No taxes on income have been provided on approximately $45,000,000 of undistributed earnings of foreign subsidiaries as of December 31, 1999, since management believes these amounts to be permanently invested.

K.    INTEREST AND OTHER INCOME (EXPENSE) - NET

      Interest and other income (expense) - net for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                                                                     1997               1998               1999
                                                                    ------            --------             -----
                                                                                   (in thousands)
Interest and dividend income ............................           $1,131            $  2,201             $ 884
Security gains - net (see Note B) .......................            2,713               1,948               320
Gain on Laser/ESC share exchange (see Note A) ...........               --              22,946                --
Loss on Bogalusa legal settlement (see Note A) ..........               --             (36,204)             (525)
Equity in earnings  of Laser - net (see Note A) .........            1,558                  --                --
Other ...................................................              148                 485              (537)
                                                                    ------            --------             -----
        Total ...........................................           $5,550            $ (8,624)            $ 142
                                                                    ======            ========             =====

L.    INVESTMENT GRANTS

      The Company has received investment grants from the Israeli Government for certain capital investments made by HCL. The Company initially records these grants as a reduction of the capitalized asset which is then amortized over the estimated useful life of the respective asset. From 1986 through December 31, 1999 the Company received cumulative gross investment grants of approximately $72,400,000. If the Company had instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at December 31, 1999, would have been increased by approximately $52,500,000 ($72,400,000 less accumulated depreciation of $19,900,000) as a result of these grants.

M.    PREFERRED STOCK

      The preferred shares are non-voting and have a cumulative dividend, at the rate of $8.50 per share per annum. The preferred shares are redeemable, at the option of the Company, at any time, at a redemption price of $79.60 per share, plus an amount equal to cumulative dividends, accrued and unpaid thereon up to the date of redemption.

N.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      In connection with a credit agreement, Cedar has entered into two interest rate swap agreements with a bank to effectively convert a portion of its floating rate debt to fixed rate debt. An interest rate swap generally involves the exchange of fixed for floating rate interest payment streams on specified notional principal amounts for an agreed upon period of time, without the exchange of the underlying principal amounts. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. No collateral requirements are imposed.

      Cedar entered into the following interest rate swap agreements which are used to manage its interest-rate risk. Cedar receives variable rate payments and pays fixed rate payments. The following is a summary of the contracts outstanding (in thousands of dollars) at December 31, 1999:

                                          Variable
              Notional     Fixed Rate       Rate          Maturity
               Amount         Paid        Received          Date
               ------         ----        --------          ----
            $  25,000         5.65%         6.07%         May 2001
               15,000         6.70%         6.21%       October 2001

      The variable rate received is tied to the three-month LIBOR rate.

O.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                              December 31, 1998                December 31, 1999
                                                          -------------------------         ------------------------
                                                          Carrying       Estimated          Carrying       Estimated
                                                           Amount        Fair Value          Amount        Fair Value
                                                          --------        ---------         --------        --------
                                                                               (in thousands)
Assets:
    Marketable securities (included within
           "Other current assets") ...............        $ 28,009        $  28,009         $ 28,162        $ 28,162
    Investments in certain securities
           (included within "Other assets"
           and accounted for by the equity method)           9,262            7,901               --              --
Liabilities:
    Long-term debt ...............................         424,615          412,961          507,304         465,479
Off-balance sheet financial instruments:
    Foreign currency contracts ...................             172              172               --              --
    Risk management derivatives ..................              --             (685)              --             258


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

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

P.    CONTINGENT LIABILITIES AND OTHER MATTERS

      For a description of certain pending legal proceedings, see Part I Item 3
- "Legal Proceedings", which is an integral part of these financial statements. The Company is vigorously defending against the allegations described therein.

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

      HCL obtains its major raw materials, potash and phosphate rock, in Israel. Potash is purchased solely from Dead Sea Works, Ltd. ("DSW") in accordance with a long-term contract which expires in 2005. HCL currently purchases phosphate rock principally from Rotem Amfert Negev Ltd. ("Rotem") according to the terms of a contract which expires in 2001. DSW and Rotem are subsidiaries of Israel Chemicals Ltd., a large Israeli chemical company, and are the sole suppliers in Israel of potash and phosphate rock, respectively. While management views its current relationships with both of its principal suppliers to be good, the loss of supply from DSW could have an adverse effect on the Company.

                                                                      SCHEDULE I


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              TRANS-RESOURCES, INC.
                                 BALANCE SHEETS

                                                                              December 31,
                                                                        ---------------------------
                                                                          1998               1999
                                                                        ---------         ---------
                                                                               (in thousands)
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ..................................        $   5,826         $   4,623
    Receivables and other assets ...............................           26,712            32,383
    Prepaid expenses ...........................................            2,408             1,482
                                                                        ---------         ---------
         Total Current Assets ..................................           34,946            38,488

INVESTMENTS IN SUBSIDIARIES ....................................           98,434           100,205

DUE FROM SUBSIDIARIES - net ....................................            2,887             6,919

OTHER ASSETS ...................................................           30,583            31,440
                                                                        ---------         ---------

         Total .................................................        $ 166,850         $ 177,052
                                                                        =========         =========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES -
    Accrued expenses and other current liabilities .............        $   5,881         $  19,034
                                                                        ---------         ---------
LONG-TERM DEBT - net (Note)-
    Senior indebtedness, notes payable and other obligations ...          196,704           217,650
                                                                        ---------         ---------
OTHER LIABILITIES ..............................................            3,108               580
                                                                        ---------         ---------
STOCKHOLDER'S EQUITY:
    Preferred stock, $1.00 par value, 100,000 shares
         authorized, issued and outstanding ....................            7,960             7,960
    Common stock, $.01 par value, 3,000 shares authorized,
         issued and outstanding ................................               --                --
    Additional paid-in capital .................................            8,682             8,682
    Accumulated deficit ........................................          (34,922)          (54,243)
    Cumulative translation adjustment ..........................           (1,462)           (1,704)
    Unrealized losses on marketable securities .................          (19,101)          (20,907)
                                                                        ---------         ---------
         Total Stockholder's Equity (Deficit) ..................          (38,843)          (60,212)
                                                                        ---------         ---------
             Total .............................................        $ 166,850         $ 177,052
                                                                        =========         =========


Note - The aggregate maturities of long-term debt during the next five years is approximately as follows: 2000 - $275,000; 2001 - $1,050,000; 2002 - $1,250,000;
2003 - $1,250,000 and 2004 - $1,250,000.

                                                                      SCHEDULE I
                                                                     (continued)


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                              TRANS-RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1998 and 1999


                                                                      1997             1998             1999
                                                                    --------         --------         --------
                                                                                  (in thousands)
REVENUES - EQUITY IN NET
    EARNINGS (LOSSES) OF SUBSIDIARIES:
    Dividends from subsidiaries ............................        $ 13,400         $ 14,650         $ 13,875
    Undistributed (dividends in excess of)
       earnings of subsidiaries ............................           1,693          (11,160)          (1,432)
                                                                    --------         --------         --------
            Total ..........................................          15,093            3,490           12,443

COSTS AND EXPENSES .........................................          (6,142)          (7,451)          (7,432)

INTEREST EXPENSE ...........................................         (14,324)         (19,894)         (22,446)

INTEREST AND OTHER INCOME - Net ............................           3,666            7,823              637
                                                                    --------         --------         --------
LOSS BEFORE INCOME TAXES,
    EXTRAORDINARY ITEM, AND CHANGE IN
            ACCOUNTING PRINCIPLE ...........................          (1,707)         (16,032)         (16,798)

INCOME TAX BENEFIT .........................................           3,151            1,714              933
                                                                    --------         --------         --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
       AND CHANGE IN ACCOUNTING PRINCIPLE ..................           1,444          (14,318)         (15,865)

EXTRAORDINARY ITEM - Loss on repurchase
    of debt (no income tax benefit) ........................              --          (11,328)              --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE - Net of income tax benefit of $80,000 .......              --           (1,253)              --
                                                                    --------         --------         --------

NET INCOME (LOSS) ..........................................        $  1,444         $(26,899)        $(15,865)
                                                                    ========         ========         ========

                                                                      SCHEDULE 1
                                                                     (concluded)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             TRANS-RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1997, 1998 and 1999


                                                                1997              1998             1999
                                                              --------         ---------         --------
                                                                             (in thousands)
OPERATING ACTIVITIES:

  Operations:
     Net income (loss) ...............................        $  1,444         $ (26,899)        $(15,865)
     Items not requiring (providing) cash:
       Unremitted earnings of subsidiaries ...........          (1,693)           11,160            1,432
       Depreciation and amortization of property,
                 plant and equipment .................             710               778              253
       Amortization of deferred financing costs
                and accretion of interest expense ....             653             8,291           10,768
       Gain on Laser/ESC share exchange ..............              --            (4,738)              --
       Extraordinary item - loss or repurchase of debt              --            11,328               --
       Cumulative effect of change in accounting
           principle .................................              --             1,253               --
       Deferred taxes and other - net ................          (1,113)             (235)             833
     Working capital management:
       Receivables and other current assets ..........            (312)              237            4,285
       Prepaid expenses ..............................          (2,275)              333              926
       Accrued expenses and other current liabilities           (2,696)           (1,697)           7,943
                                                              --------         ---------         --------
          Cash provided by (used in) operations and
          working capital management .................          (5,282)             (189)          10,575
                                                              --------         ---------         --------
INVESTMENT ACTIVITIES:
     Additions to property, plant and equipment ......             (29)              (59)            (107)
     Sales of marketable securities and
       short-term investments ........................           8,035            20,481           21,497
     Purchases of marketable securities and short-
       term investments ..............................          (7,652)          (33,572)         (25,695)
     Other - net, principally additional investment
           in subsidiaries in 1998 ...................            (823)          (37,280)         (14,231)
                                                              --------         ---------         --------
          Cash used in investment activities .........            (469)          (50,430)         (18,536)
                                                              --------         ---------         --------
FINANCING ACTIVITIES:
     Increase in long-term debt ......................           3,000           193,997           10,489
     Repurchases, payments and current maturities of
        long-term debt ...............................              --          (137,000)            (275)
     Dividends to stockholder ........................          (4,586)          (13,476)          (3,456)
                                                              --------         ---------         --------
          Cash provided by (used in) financing
          activities .................................          (1,586)           43,521            6,758
                                                              --------         ---------         --------
DECREASE IN CASH AND
  CASH EQUIVALENTS ...................................          (7,337)           (7,098)          (1,203)
CASH AND CASH EQUIVALENTS:
  Beginning of year ..................................          20,261            12,924            5,826
                                                              --------         ---------         --------
  End of year ........................................        $ 12,924         $   5,826         $  4,623
                                                              ========         =========         ========
Interest paid ........................................        $ 13,666         $  15,846         $ 11,920
                                                              ========         =========         ========
Income taxes paid ....................................        $  3,339         $      --         $     --
                                                              ========         =========         ========

                              TRANS-RESOURCES, INC.

                                INDEX TO EXHIBITS


Exhibit        Description                                                                       Page No.
-------        -----------                                                                       --------
   3.1         Certificate of Incorporation of the Company, as amended (in restated from),            *
               filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"), which is incorporated herein by reference.

   3.2         By-laws of the Company, filed as Exhibit 3.2 to the Company's Annual Report on         *
               Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K"), which is incorporated herein by reference.

   4.1         Indenture, dated as of March 16, 1998, between the Company and State Street            *
               Bank and Trust Company ("State Street"), as Trustee, relating to the 10 3/4%
               Senior Notes due 2008 (the "10 3/4% Notes"), filed as Exhibit 4.4 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the
               "1997 Form 10-K"), which is incorporated herein by reference.

   4.2         Form of 10 3/4% Senior Notes due 2008, Series B (contained in Exhibit 4.1 as           *
               Exhibit B thereto).

   4.3         Indenture, dated as of March 16, 1998, between the Company and State Street as         *
               Trustee, relating to the 12% Senior Discount Notes due 2008 (the "12% Notes"),
               filed as Exhibit 4.6 to the 1997 Form 10-K, which is incorporated herein by reference.

   4.4         Form of 12% Senior Discount Notes due 2008, Series B (contained in Exhibit 4.3         *
               as Exhibit B thereto).

   4.5         Credit Agreement, dated as of November 3, 1995 and Amended and Restated as of          *
               July 31, 1997 (the "Cedar Credit Agreement"), among Cedar Chemical
               Corporation, the Lenders listed on the signature pages thereof and The Chase
               Manhattan Bank, as Administrative Agent (exhibits and schedules omitted), filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1997, which is incorporated herein by reference.

   4.6         Amendment No. 1, dated as of February 26, 1998, to the Cedar Credit Agreement,         *
               filed as Exhibit 4.11 to the 1997 Form 10-K, which is incorporated herein by reference.

               Certain instruments which define the rights of holders of long-term debt of the Company and its consolidated subsidiaries have not been filed as Exhibits to this Report since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, as of December 31, 1999.  For a description of such indebtedness see Note G of Notes to Consolidated Financial
               Statements.  The Company agrees to furnish copies of such instruments to the
               Securities and Exchange Commission upon its request.

Exhibit        Description                                                                       Page No.
-------        -----------                                                                       --------
  10.1         Potash Sales Agreement between Haifa Chemicals Ltd. and Dead Sea Works                 *
               Limited, dated as of January 1, 1990 concerning the supply of potash, filed as
               Exhibit 10.1 to the 1997 Form 10-K, which is incorporated herein by reference.

  10.2         Agreement of Use of Ammonia Pipeline between Haifa Chemicals Ltd. and Oil              *
               Refineries Ltd., dated August 7, 1977, as amended, concerning the use of an ammonia pipeline, filed as Exhibit 10.8 to the Registration Statement of the
               Company on Form S-1, filed on January 30, 1987, as amended, Registration No.
               33-11634 (the "1987 Form S-1"), which is incorporated herein by reference.

  10.3         Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated December 20,         *
               1968, concerning real property, filed as Exhibit 10.9 to the 1987 Form S-1, which is incorporated herein by reference.

  10.4         Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated March 31,            *
               1974, concerning real property, filed as Exhibit 10.10 to the 1987 Form S-1, which is incorporated herein by reference.

  10.5         Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated April 5,             *
               1978, concerning real property, filed as Exhibit 10.11 to the 1987 Form S-1, which is incorporated herein by reference.

  10.6         Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated June 25,             *
               1978, concerning real property, filed as Exhibit 10.12 to the 1987 Form S-1, which is incorporated herein by reference.

  10.7         Lease between Haifa Chemicals Ltd. and Oil Refineries Ltd., dated September            *
               25, 1986, concerning real property, filed as Exhibit 10.13 to the 1987 Form
               S-1, which is incorporated herein by reference.

  10.8         Agreement between the Company and Thomas G. Hardy, dated March 22, 1994,               *
               concerning incentive bonus compensation, including, as Exhibit A thereto, the related Trust Agreement, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, which is incorporated herein by reference. (1)

  10.9         Employment Agreement between the Company and Thomas G. Hardy, dated as of June         *
               1, 1993, filed as Exhibit 10.11 to the 1994 Form 10-K, which is incorporated herein by reference. (1)

  10.10        Tax Sharing Agreement, dated as of December 30, 1991, among TPR Investment             *
               Associates, Inc., the Company, EDP, Inc., Nine West Corporation, TR Media
               Corporation and Cedar Chemical Corporation, filed as Exhibit 10.23 to the 1991
               Form 10-K, which is incorporated herein by reference.

  10.11        Split Dollar Insurance Agreement, entered into as of August 26, 1988, between          *
               the Company and Arie Genger, filed as Exhibit 10.27 to the Registration
               Statement of the Company on Form S-1, filed on October 20, 1992, as amended,
               Registration No. 33-53486, which is incorporated herein by reference. (1)

Exhibit        Description                                                                       Page No.
-------        -----------                                                                       --------
  10.12        Split Dollar Agreement and Collateral Assignment, made as of December 31,              *
               1996, between the Company and the trustees of the Arie Genger 1995 Life
               Insurance Trust, filed as Exhibit 10.13 to the 1997 Form 10-K, which is incorporated herein by reference. (1)

  10.13        Lease contract between Haifa Chemicals South, Ltd. ("HCSL") and Israel Land            *
               Administration Authority, dated as of March 6, 1995, concerning real property, filed as Exhibit 10.14 to the 1997 Form 10-K, which is incorporated herein by reference.

  10.14        Potash Sales Agreement between HCSL and Dead Sea Works Limited, dated April            *
               24, 1995, concerning the supply of potash, filed as Exhibit 10.15 to the 1997
               Form 10-K, which is incorporated herein by reference.

  10.15        Supply Agreement, dated as of January 3, 1999, between Haifa Chemicals Ltd. ,          *
               HCSL and Rotem Amfert Negev Ltd., filed as  Exhibit 10.16 to the Company's
               Annual Report on Form 10-K for the Year ended December 31, 1998 (the "1998
               Form 10-K"), which is incorporated herein by reference.

  10.16        Amended and Restated Conditional Agreement to Settle the Louisiana Class               *
               Action, dated as of August 21, 1998, relating to the Bogalusa Litigation, filed as Exhibit 10.17 to the 1998 Form 10-K, which is incorporated  herein by reference.

  10.17        Amended and Restated Conditional Agreement to Settle the Claims by the                 *
               Mississippi Plaintiffs, dated as of August 20, 1998, relating to the Bogalusa
               Litigation, filed as Exhibit 10.18 to the 1998 Form 10-K, which is incorporated herein by reference.

  21           Subsidiaries of the Company.                                                           E-4

  24           Power of Attorney authorizing William Dowd to sign this report and any
               amendments hereto on behalf of the principal executive officer and the                 E-5
               directors.

  27           Financial Data Schedule.                                                               E-6


----------------

*     Incorporated by reference

(1)   Management contract or compensatory plan or arrangement