Form 10-Q
period 2000-03-31
TRANS RESOURCES INC
filed 2000-05-15
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[Mark One]

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period From   To
                                                      ---   ---
                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.


                           Delaware                                                      36-2729497
-----------------------------------------------------------------      ------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

             375 Park Avenue, New York, New York                                            10152
-----------------------------------------------------------------      ------------------------------------------------
           (Address of principal executive offices)                                      (Zip Code)

        Registrant's Telephone number, including area code (212) 888-3044
                                                           --------------
             (Exact name of registrant as specified in its charter)

                                     ------

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

At May 15, 2000, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 Form 10-Q Index

                                 March 31, 2000

                                                                                                           Page
PART I                                                                                                    Number
------                                                                                                    ------
Item 1. -           Financial Statements:

                    Consolidated Statements of Operations.....................................               3

                    Consolidated Balance Sheets...............................................               4

                    Consolidated Statements of Stockholder's Equity and Comprehensive Income..               5

                    Consolidated Statements of Cash Flows.....................................               6

                    Notes to Unaudited Consolidated Financial Statements......................               7

Item 2. -           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................              11

Item 3. -           Quantitative and Qualitative Disclosures About Market Risk................              18

PART II
-------

Item 6. -           Exhibits and Reports on Form 8-K..........................................              19

Signatures          ..........................................................................              20


                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Month Period
                                                              Ended March 31,
                                                       --------------------------
                                                         2000             1999
                                                       ----------       ---------
                                                                (000's)
REVENUES .......................................       $ 138,179        $ 127,757

COSTS AND EXPENSES:
       Cost of goods sold ......................         117,580           99,342
       General and administrative ..............          20,458           15,578
                                                       ----------       ---------
OPERATING INCOME ...............................             141           12,837
       Interest expense ........................         (12,649)         (10,542)
       Interest and other income (expense) - net             680               56
                                                       ----------       ---------
INCOME  (LOSS) BEFORE INCOME TAXES .............         (11,828)           2,351

INCOME TAX PROVISION (BENEFIT):
       Current .................................             327              807
       Deferred ................................            (950)             705
                                                       ----------       ---------
           Total ...............................            (623)           1,512
                                                       ----------       ---------
NET INCOME (LOSS) ..............................       $ (11,205)       $     839
                                                       ==========       =========


           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,           December 31,
                                                                                     2000                  1999
                                                                                    --------             --------
                                                                                  (Unaudited)
                                                                                                (000's)
                                                  ASSETS
CURRENT ASSETS:
       Cash and cash equivalents.................................................   $ 18,974             $  9,354
       Accounts receivable.......................................................    131,173              102,942
       Inventories:
            Finished goods.......................................................     92,805               91,549
            Raw materials........................................................     26,039               29,515
       Other current assets......................................................     60,015               65,646
       Prepaid expenses..........................................................     20,675               21,867
                                                                                    ---------            ---------
            Total Current Assets.................................................    349,681              320,873

PROPERTY, PLANT AND EQUIPMENT - NET..............................................    326,780              325,463

OTHER ASSETS.....................................................................     58,858               60,363
                                                                                    ---------            ---------
                    Total........................................................   $735,319             $706,699
                                                                                    =========            =========
                                    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt......................................   $ 11,335             $ 11,288
       Short-term debt...........................................................     66,786               58,331
       Accounts payable..........................................................    100,243               84,321
       Accrued expenses and other current liabilities............................     54,320               58,821
                                                                                    ---------            ---------
            Total Current Liabilities............................................    232,684              212,761
                                                                                    =========            =========

LONG-TERM DEBT - NET ............................................................    516,060              496,016
                                                                                    ---------            ---------
OTHER LIABILITIES................................................................     56,797               58,134
                                                                                    ---------            ---------
STOCKHOLDER'S EQUITY:
       Preferred stock, $1.00 par value, 100,000 shares
            authorized, issued and outstanding...................................      7,960                7,960
       Common stock, $.01 par value, 3,000 shares authorized,
            issued and outstanding...............................................       -                  -
       Additional paid-in capital................................................      8,682                8,682
       Accumulated deficit.......................................................    (67,534)             (54,243)
       Cumulative translation adjustment.........................................     (1,688)              (1,704)
       Unrealized losses on marketable securities................................    (17,642)             (20,907)
                                                                                    ---------            ---------
            Total Stockholder's Equity (Deficit).................................    (70,222)             (60,212)
                                                                                    =========            =========

                     Total.......................................................  $ 735,319             $706,699
                                                                                    =========            =========

           See notes to unaudited consolidated financial statements.

                    TRANS-RESOURCES, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

                    Three Month Period Ended March 31, 2000
                                  (Unaudited)

                                                                                             Unrealized
                                                     Additional                 Cumulative   Losses On
                               Preferred    Common    Paid-In    Accumulated    Translation  Marketable              Comprehensive
                                 Stock      Stock     Capital      Deficit      Adjustment   Securities     Total    Income (Loss)
                               ---------    ------   ----------  -----------    -----------  ----------     -----    -------------
                                                                            (000's)
BALANCE,
       January 1, 2000.......   $ 7,960    $    -    $ 8,682      $(54,243)       $(1,704)   $(20,907)   $(60,212)

Net loss     ................                                      (11,205)                               (11,205)     $(11,205)

Dividends paid:
  Common stock...............                                       (1,874)                                (1,874)

  Preferred stock............                                         (212)                                  (212)

Net change during
       period................                                                          16       3,265       3,281         3,281
                                -------    -------   --------    ----------      ---------  ----------  ----------     ---------
BALANCE,
       March 31, 2000........   $ 7,960    $    -     $ 8,682     $(67,534)       $(1,688)   $(17,642)   $(70,222)     $ (7,924)
                                =======    =======   ========    ==========      =========  ==========  ==========     =========

                 See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Three Month Period
                                                                                                    Ended March 31,
                                                                                            ----------------------------
                                                                                               2000               1999
                                                                                            ---------          ---------
                                                                                                        (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
       MANAGEMENT:
 Operations:
       Net income (loss)............................................................        $(11,205)          $    839
       Items not requiring (providing) cash:
            Depreciation and amortization of property, plant and equipment
                  and other assets..................................................           7,005              6,258
            Amortization of deferred financing costs and accretion of
                  interest expense..................................................           3,099              2,663
            Deferred taxes and other - net..........................................          (1,886)                22
       Working capital management:
            Accounts receivable and other current assets............................         (25,250)           (20,405)
            Inventories.............................................................           2,220             (3,674)
            Prepaid expenses........................................................           1,192             (1,585)
            Accounts payable........................................................          15,922             14,775
            Accrued expenses and other current liabilities..........................          (4,501)            (7,742)
                                                                                            ---------          ---------
                  Cash used in operations and working
                        capital management..........................................         (13,404)            (8,849)
                                                                                            ---------          ---------
INVESTMENT ACTIVITIES:
       Additions to property, plant and equipment...................................          (7,957)           (26,363)
       Purchases of marketable securities and other short-term investments..........                -            (1,280)
       Sales of marketable securities and other short-term investments..............           2,650             10,487
       Other - net, including approximately $10 million relating to the purchase
              of an equity investment in Lego in 1999 ..............................           4,592            (12,575)
                                                                                            ---------          ---------
                  Cash used in investment activities................................            (715)           (29,731)
                                                                                            ---------          ---------
FINANCING ACTIVITIES:
       Increase in short-term debt..................................................           8,455             12,598
       Increase in long-term debt...................................................          21,531             34,555
       Repurchases, payments and current maturities of long-term debt...............          (4,161)              (633)
       Cash dividends to stockholder................................................          (2,086)            (2,601)
                                                                                            ---------          ---------
                  Cash provided by financing activities.............................          23,739             43,919
                                                                                            ---------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS...............................................           9,620              5,339

CASH AND CASH EQUIVALENTS:
       Beginning of period..........................................................           9,354             12,387
                                                                                            ---------          ---------
       End of period................................................................        $ 18,974           $ 17,726
                                                                                            =========          =========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.      BASIS OF PRESENTATION AND OTHER MATTERS

        The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect independently managed and financed subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"); Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("NaChurs"); Plant Products Co. Ltd. ("Plant Products"); and EMV Kft. ("EMV"). TRI is a wholly-owned subsidiary of TPR Investment Associates, Inc. Unless the context otherwise requires, as used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

        Substantially all of the Company's revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals and distributes its products internationally.

        Effective January 1, 2000, the Company implemented a new organizational structure comprised of three sectors: Specialty Plant Nutrients, Horticulture and Organic Chemicals, and grouped its operations into these three general categories. The Specialty Plant Nutrients Sector includes the agricultural and industrial lines of HCL (including HCSL) and Vicksburg and the irrigation products of HCL's subsidiary, Lego Irrigation, Ltd. ("Lego"). The Horticulture Sector includes NaChurs, Plant Products and two other wholly-owned subsidiaries, VJ Growers Supply, Inc. ("VJ") and TRI-Pro, Inc. The Organic Chemicals Sector includes Cedar's West Helena organic operations, EMV and Riceco, LLC, a joint venture 50% owned by Cedar. Effective February 19, 1999, the Company acquired a majority interest in VJ, which markets specialty plant nutrients and other products for commercial horticulture. On March 9, 1999, as contemplated by the terms of the 1998 purchase of 42% of the outstanding Lego shares, a subsidiary of HCL purchased, pursuant to an option, an additional 35% equity interest in Lego. The remaining 23% equity interest in Lego publicly trades on the Tel Aviv (Israel) stock exchange. The acquisitions described herein have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these 1999 acquisitions was approximately $11.0 million and resulted in approximately $4.1 million in goodwill (generally being amortized over a 20 year period). On

March 9, 2000, as contemplated by the terms of the 1999 purchase of VJ, all of the remaining outstanding shares of VJ were acquired.

        As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), the Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August, 1998, the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March, 1999, amended and restated conditional agreements to settle the claims were executed by the parties. If the conditions of the settlement are satisfied, the Company's funding obligation would be an aggregate of approximately $32.4 million plus (i) $4.6 million, which amount equals the amount which one of the settling insurance companies shall have paid to the Company for reimbursement of defense costs (the "Defense Depletion Amount") and
(ii) interest payments at 6.25% per annum which commenced on April 1, 1999 on the not as yet escrowed portion of $17 million, as described below. The initial $10 million of the funding obligation was deposited in escrow on August 31, 1998 and an additional $5 million was deposited in escrow on March 31, 1999. In addition, on or about April 1, 1999 two settling insurance companies contributed an aggregate of $25 million, less the Defense Depletion Amount. If the settlement is finalized, the Company will assign to the plaintiffs its rights under another $26 million of insurance coverage. The Company is scheduled to escrow an additional $6.8 million on December 31, 2000, and $5.1 million on both June 30, 2001 and December 31, 2001. In 1998, the Company recorded a charge of approximately $36.2 million to cover the cost of the conditional settlement and the related legal expenses (included in the caption "Interest and other income (expense)-net", see the Company's December 31, 1999 Consolidated Statement of Operations in the Form 10-K). For further information regarding the Bogalusa Litigation and the conditional settlement relating thereto see Part I - Item 3 - "Legal Proceedings" in the Form 10-K.

        In the opinion of management, the unaudited consolidated financial statements for the three month periods ended March 31, 2000 and 1999, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

B. INFORMATION CONCERNING BUSINESS SEGMENTS

        As a result of the adoption of a new organizational structure effective January 1, 2000, the Company has changed the reporting of its business segments. The new structure is comprised of three reportable segments: Specialty Plant Nutrients, Horticulture and Organic Chemicals. Financial data for periods reported prior to the adoption of the new organizational structure have been restated to conform to the presentation according to SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

        The Company's reportable segments are strategic business units that offer different product categories reflecting the different product uses. The Company produces and markets potassium nitrate and co-products through the Specialty Plant Nutrients business unit. Fertilizers, agrochemicals and related products are produced and marketed through the Horticulture business unit. The Organic Chemicals business unit produces and markets herbicides and other crop protection chemicals.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates sector performance based on operating earnings of its respective business units.

        Segment information for the three-month periods ended March 31, 2000 and 1999 was as follows:

                                                  Three Month Period
                                                    Ended March 31,
                                                ----------------------
                                                  2000          1999
                                                --------      --------
                                                      (in millions)
    Revenues
    --------
       Specialty Plant Nutrients                $   95.2      $   94.9
       Horticulture                                 24.4          20.1
       Organic Chemicals                            26.6          17.2
                                                --------      --------
           Total segment revenues                  146.2         132.2
       Intersegment revenues                        (8.0)         (4.4)
                                                --------      --------
                  Total revenues                $  138.2      $  127.8
                                                ========      ========
    Operating income
    ----------------
       Specialty Plant Nutrients                $   (0.5)     $   11.0
       Horticulture                                  1.4           1.4
       Organic Chemicals                             2.0           1.8
                                                --------      --------
           Total segment operating income            2.9          14.2
       Corporate items and eliminations             (2.8)         (1.4)
                                                --------      --------
                   Total operating income       $    0.1      $   12.8
                                                ========      ========

C. STOCKHOLDER'S EQUITY

        The Company has received investment grants from the Government of Israel for certain capital investments made by HCL. The Company initially records investment grants received as a reduction of the capitalized asset which are then amortized over the estimated useful life of the respective asset. From 1986 through March 31, 2000 the Company received cumulative gross investment grants of approximately $73.0 million. If the Company instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at March 31, 2000 would have been increased by approximately $52.0 million ($73.0 less accumulated depreciation of $21.0 million) as a result of these grants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            For the three month period ended March 31, 2000 TRI had a net loss of $11.2 million compared with net income of $0.8 million in 1999. EBITDA (operating income plus depreciation and amortization) for 2000 was $7.1 million compared with $19.1 million in 1999. Net sales in 2000 were $138.2 million compared with $127.8 million in 1999. The Company's results for the first quarter of 2000 were adversely affected by the continued decline of the Euro against the U.S. dollar and reductions in the production of potassium nitrate. Over 25% of the Company's sales are priced in European currencies tied to the Euro. The effect of the decline in the Euro's exchange rate is estimated to have reduced the Company's earnings by approximately $3.7 million. During the first quarter of 2000, the Company operated at a reduced production rate of potassium nitrate to avoid building inventories no longer required because of its increased production capacity. In addition, through the reduction in production the Company is demonstrating its market leadership position by avoiding the creation of a significant imbalance in supply and demand of potassium nitrate. The Company expects to increase its production level later in the year.

         The Company initiated a Profit Improvement Program earlier this year. Over $10 million in savings are expected from this program by the end of this year and it is thought that more opportunities for savings exist. Through the Profit Improvement Program, permanent reductions to the cost structure will be implemented, ensuring the Company's ability to be the low cost producer and enabling it to remain the market leader.

         The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                            Percentage
                                                            of Revenues
                                                         ------------------
                                                            Three Month
                                                           Period Ended
                                                             March 31,
                                                         ------------------
                                                         2000         1999
                                                         ----         ----
Revenues:
      Specialty Plant Nutrients ...............          65.1%         71.8%
      Horticulture ............................          16.7          15.2
      Organic Chemicals .......................          18.2          13.0
                                                        -----         -----
          Total Revenues ......................         100.0%        100.0%

Costs and expenses:

      Cost of goods sold ......................          85.1          77.8
      General and administrative ..............          14.8          12.2
                                                        -----         -----

Operating income ..............................            .1          10.0
      Interest expense ........................          (9.2)         (8.3)
      Interest and other income (expense) - net            .5            .1
                                                        -----         -----

Income (loss) before income taxes .............          (8.6)          1.8

Income tax provision (benefit) ................           (.5)          1.1
                                                        -----         -----

Net income (loss) .............................          (8.1)%          .7%
                                                        ======        =====

RESULTS OF OPERATIONS

        Three month period ended March 31, 2000 compared with the three month period ended March 31, 1999:

        Revenues increased by 8.2% to $138.2 million in 2000 from $127.8 million in 1999, an increase of $10.4 million. The increase resulted primarily from increased sales in the Horticulture and Organic businesses. The Specialty Plant Nutrient Sector sales were substantially the same as the prior year.

        Cost of goods sold as a percentage of revenues increased to 85.1% in 2000 compared with 77.8% in 1999. Gross profit was $20.6 million in 2000, or 14.9% of revenues, compared with $28.4 million or 22.2% of revenues in 1999, a decrease of $7.8 million. The primary factors resulting in the decreased gross profit in 2000 were (i) lower comparable sales and margins achieved by the Specialty Plant Nutrients Sector primarily due to a decline in the exchange rate for the Euro, lower prices and volumes and the effect of the lower gross margins of Lego which is included for the entire quarter in 2000. Gross profit in the Horticulture Sector increased principally due to higher sales. Organic Chemicals' gross profit was ahead of the prior year in spite of a decline in revenues from contract work, which caused a reduction in the absorption of fixed costs.

        General and administrative expense increased to $20.5 million in 2000 from $15.6 million in 1999, an increase of $4.9 million (14.8% of revenues in 2000 compared to 12.2% of revenues in 1999). This increase was principally due to the inclusion of acquisitions for the full 2000 quarter, and one-time costs associated with the relocation of TRI's corporate office in New York City.

        As a result of the matters described above, the Company's operating income decreased by $12.7 million to $0.1 million in the first quarter of 2000 compared with $12.8 million in the comparable period of 1999.

        Interest expense increased by $2.1 million to $12.6 million in 2000 compared with $10.5 million in 1999 primarily as a result of (i) certain increased borrowings during the last three quarters of 1999 and the first quarter of 2000 relating to the Company's acquisition and capital expenditure programs and (ii) marginally higher interest rates. Interest and other income (expense) - net increased in 2000 by $0.6 million, principally as the result of increased investment income.

        As a result of the above factors, income (loss) before income taxes, decreased by $14.2 million in 2000. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

CAPITAL RESOURCES AND LIQUIDITY

        The Company's consolidated working capital at March 31, 2000 and December 31, 1999 was $117.0 million and $108.1 million, respectively.

        Operations for the three month periods ended March 31, 2000 and 1999, after adding back non-cash items, and changes in working capital, used cash of approximately $13.4 million and $8.8 million, respectively.

        Investment activities during the three month periods ended March 31, 2000 and 1999 used cash of approximately $.7 million and $29.7 million, respectively. These amounts include: (i) additions to property in 2000 and 1999 of approximately $8.0 million (approximately $3.8 million related to the completion of the expansion program) and $26.4 million, respectively; (ii) purchases of marketable securities and other short-term investments of approximately none and $1.3 million, respectively; (iii) sales of marketable securities and other short-term investments of approximately $2.6 million and $10.5 million, respectively; and (iv) other items of approximately $4.6 million and $12.6 million, respectively (including the purchase of the additional equity interest in Lego of approximately $10 million in 1999). The property additions in the prior year period relates primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in Israel and the construction of a plant at the Company's Vicksburg facility in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

        Financing activities during the three month periods ended March 31, 2000 and 1999 provided cash of approximately $23.7 million and $43.9 million, respectively. The 1999 amount relates primarily to borrowings in connection with the Company's acquisition and capital expenditure programs.

        As of March 31, 2000, the Company had outstanding long-term debt (excluding current maturities) of $516.1 million. The Company's primary sources of liquidity are cash flows generated from operations, its unused credit lines and the proceeds from the sale of marketable securities and other investments.

INVESTMENT GRANTS

        The Company has received investment grants from the Government of Israel for certain capital investments made by HCL. The Company initially records these grants as a reduction of the capitalized asset which is then amortized over the estimated useful life of the respective asset. From 1986 through March 31, 2000, the Company received cumulative gross investment grants of approximately $73.0 million. If the Company had instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at March 31, 2000 would have been increased by approximately $52.0 million ($73.0 million less accumulated depreciation of $21.0 million) as a result of these grants.

        The following table details, on a proforma basis, the effect these grants would have had on stockholder's equity:

                                                            March 31,       December 31,
                                                              2000              1999
                                                           ---------         ---------
                                                                  (in millions)
            Stockholder's equity (deficit)                 $   (70.2)        $  (60.2)
            Effect of investment grants                         52.0             52.5
                                                           ---------         ---------
            Proforma stockholder's equity (deficit)        $   (18.2)        $   (7.7)
                                                           ==========        =========

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements herein (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein (and in the Form 10-K) are forward-looking statements, including, but not limited to, statements concerning future revenues; expenses; capital requirements; access to lending sources and Israeli Government entitlements; inflation in Israel; outcomes of legal proceedings and statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Such forward-looking statements involve known and unknown risks, uncertainties and other factors ("Cautionary Factors") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Cautionary Factors include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; agricultural trends; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including, without limitation, satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see Part I - Item 3 "Legal Proceedings" in the Form 10-K); and other factors referenced in this Form 10-Q (or in the Form 10-K).

        Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

        Interest payments on the Company's 10 3/4 % Senior Notes due 2008 and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G to Consolidated Financial Statements included in the Form 10-K. During the years ended December 31, 1999 and 1998, the Company incurred significant capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP (the "Plan"). The Company completed the Plan during 1999. Ongoing maintenance capital expenditures are expected to be approximately $16 million per year.

        The Company's primary sources of liquidity are cash flows from operations, borrowings under the credit facilities of the Company and proceeds from the sale of marketable securities. As of March 31, 2000, the Company had approximately $36 million of borrowing availability. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under the Company's credit facilities, dividends and other distributions available from the Company's subsidiaries and proceeds from the sale of marketable securities and other investments will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments. However, the Company's capital requirements may change. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward-Looking Statements" above.

FOREIGN CURRENCIES

        Approximately $170 million of the Company's total sales for the year ended December 31, 1999 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, the Company's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company may from time to time hedge a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to SFAS No. 52 and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. If the Company had not followed such a policy of entering into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the three month periods ended March 31, 2000 and 1999, would have decreased by approximately $1.2 million and $4.6 million, respectively.

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

        On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. On January 1, 1999, the Euro began trading on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company will be affected by the Euro conversion and has established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, the competitive impact of cross-border price transparency which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, recalculating currency risk and recalibrating derivatives and other financial instruments. The Company does not expect any required system conversion costs to be material. Due to numerous uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or its results of operations.

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

        As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain was included in the caption "Interest and other income (expense) - net" in the Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying March 31, 2000 and December 31, 1999 Consolidated Balance Sheets. As of March 31, 2000, the quoted market value of the ESC shares was approximately $11.62 per share, resulting in the Company recording an unrealized loss of approximately $16.2 million. The unrealized loss relating to ESC is included in the caption "Unrealized losses on marketable securities" in the accompanying March 31, 2000 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate anything other than a temporary impairment of the Company's investment in ESC.

ENVIRONMENTAL MATTERS

        See Part I - Item 1 - "Business" - "Environmental Matters" and Note P to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in Item 7A in the Company's Form 10-K. No material change has occurred as of March 31, 2000.

                                     PART II
                                OTHER INFORMATION

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

                                              TRANS-RESOURCES, INC.
                                           ---------------------------
                                                  (Registrant)

                                                  WILLIAM DOWD
                                           ---------------------------
                                               Vice President and
                                             Chief Financial Officer




Date:  May 15, 2000

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS

  Exhibit        Description
  -------        -----------
   27            Financial Data Schedule.