Form 10-Q
period 2000-06-30
TRANS RESOURCES INC
filed 2000-08-14
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


   [Mark One]

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From      To

                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.


              Delaware                                        36-2729497
              --------                                        ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)



    375 Park Avenue, New York, New York                         10152
    -----------------------------------                         -----
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

                                 YES X  NO

At August 14, 2000, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 FORM 10-Q INDEX

                                  JUNE 30, 2000




                                                                                                Page
PART I                                                                                         Number

Item 1.   Financial Statements:

             Consolidated Statements of Operations..........................................      3

             Consolidated Balance Sheets....................................................      4

             Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss)      5

             Consolidated Statements of Cash Flows..........................................      6

             Notes to Unaudited Consolidated Financial Statements...........................      7

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.........................................................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................     18

PART II

Item 6.   Exhibits and Reports on Form 8-K..................................................     19

Signatures..................................................................................     20

                          PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Month Period            Six Month Period
                                                  Ended June 30,               Ended June 30,
                                             ------------------------      ------------------------
                                                2000           1999           2000           1999
                                                ----           ----           ----           ----
                                                                     (000's)

REVENUES                                     $ 135,090      $ 150,975      $ 273,269      $ 278,732

COSTS AND EXPENSES:
    Cost of goods sold                         113,858        114,134        231,438        213,476
    Selling, general, and administrative        19,432         16,949         39,890         32,527
                                             ---------      ---------      ---------      ---------

OPERATING INCOME                                 1,800         19,892          1,941         32,729

    Interest expense                           (13,551)       (11,713)       (26,200)       (22,255)
    Interest and other income - net                346          1,231          1,026          1,287
                                             ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES              (11,405)         9,410        (23,233)        11,761
                                             ---------      ---------      ---------      ---------

INCOME TAX PROVISION (BENEFIT):
    Current                                        702          1,152          1,029          1,959
    Deferred                                      (556)         1,231         (1,506)         1,936
                                             ---------      ---------      ---------      ---------
        Total                                      146          2,383           (477)         3,895
                                             ---------      ---------      ---------      ---------

NET INCOME (LOSS)                            $ (11,551)     $   7,027      $ (22,756)     $   7,866
                                             =========      =========      =========      =========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                June 30,     December 31,
                                                                  2000           1999
                                                               ---------      ---------
                               ASSETS                         (Unaudited)
                                                                        (000's)
CURRENT ASSETS:
    Cash and cash equivalents                                  $  15,809      $   9,354
    Accounts receivable                                          132,199        102,942
    Inventories:
      Finished goods                                              86,527         91,549
      Raw materials                                               22,365         29,515
    Other current assets                                          60,529         65,646
    Prepaid expenses                                              23,053         21,867
                                                               ---------      ---------
          Total Current Assets                                   340,482        320,873

PROPERTY, PLANT and EQUIPMENT - net                              324,992        325,463

OTHER ASSETS                                                      59,509         60,363
                                                               ---------      ---------

          Total                                                $ 724,983      $ 706,699
                                                               =========      =========

              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                       $  18,294      $  11,288
    Short-term debt                                               59,255         58,331
    Accounts payable                                              89,128         84,321
    Accrued expenses and other current liabilities                54,561         58,821
                                                               ---------      ---------
          Total Current Liabilities                              221,238        212,761
                                                               ---------      ---------

LONG-TERM DEBT - net                                             525,585        496,016
                                                               ---------      ---------

OTHER LIABILITIES                                                 50,987         58,134
                                                               ---------      ---------

STOCKHOLDER'S EQUITY
    Preferred stock, $1.00 par value, 100,000 shares
      authorized, issued and outstanding                           7,960          7,960
    Common stock, $.01 par value, 3,000 shares authorized,
      issued and outstanding                                          --             --
    Additional paid-in capital                                     8,682          8,682
    Accumulated deficit                                          (79,085)       (54,243)
    Cumulative translation adjustment                             (1,863)        (1,704)
    Unrealized losses on marketable securities                    (8,521)       (20,907)
                                                               ---------      ---------
          Total Stockholder's Equity (Deficit)                   (72,827)       (60,212)
                                                               ---------      ---------

               Total                                           $ 724,983      $ 706,699
                                                               =========      =========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                      Six Month Period Ended June 30, 2000
                                   (Unaudited)

                                                                                           Unrealized
                                              Additional                     Cumulative    Losses On
                     Preferred     Common      Paid-In       Accumulated    Translation    Marketable                 Comprehensive
                       Stock        Stock      Capital         Deficit       Adjustment    Securities      Total      Income (Loss)
                       -----        -----      -------         -------       ----------    ----------      -----      -------------
                                                                              (000's)
BALANCE,
January 1, 2000 .    $  7,960     $     --     $  8,682       $(54,243)       $ (1,704)     $(20,907)    $(60,212)


Net loss ........                                              (22,756)                                   (22,756)      $(22,756)


Dividends paid:                                                                                                --
Common stock ....                                               (1,874)                                    (1,874)


Preferred stock .                                                 (212)                                      (212)


Net change during
period ..........                                                                 (159)       12,386       12,227         12,227
                     --------     --------     --------       --------        --------      --------     --------       --------


BALANCE,
June 30, 2000 ...    $  7,960     $     --     $  8,682       $(79,085)       $ (1,863)     $ (8,521)    $(72,827)      $(10,529)
                     ========     ========     ========       ========        ========      ========     ========       ========

           See notes to unaudited consolidated financial statements.

                      TRANS-RESOURCES,INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Month Period
                                                                               Ended June 30,
                                                                             2000          1999
                                                                           --------      --------
OPERATING ACTIVITIES AND WORKING CAPITAL                                          (000's)
   MANAGEMENT:
  Operations:
   Net income (loss)                                                       $(22,756)     $  7,866
   Items not requiring (providing) cash:
        Depreciation and amortization of property, plant and equipment
         and other assets                                                    13,531        12,453
        Amortization of deferred financing costs and accretion of
         interest expense                                                     5,974         5,386
        Deferred taxes and other - net                                       (4,308)          830
  Working capital management:
        Accounts receivable                                                 (29,257)      (31,925)
        Inventories                                                          12,172         3,973
        Prepaid expenses and other current assets                             3,264         5,424
        Accounts payable                                                      4,807        13,880
        Accrued expenses and other current liabilities                       (4,260)       (4,778)
                                                                           --------      --------
           Cash provided by (used in) operations and working
             capital management                                             (20,833)       13,109
                                                                           --------      --------

INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment - net                          (11,537)      (47,035)
  Purchases of marketable securities and other short-term investments            --       (23,592)
  Sales of marketable securities and other short-term investments             6,871        21,165
  Other - net, including approximately $10 million relating to the
      purchase of an additional equity investment in Lego in 1999             2,116       (13,719)
                                                                           --------      --------
           Cash used in investment activities                                (2,550)      (63,181)
                                                                           --------      --------

FINANCING ACTIVITIES:
  Increase in short-term debt                                                   924         8,176
  Increase in long-term debt                                                 35,950        45,690
  Repurchases, payments and current maturities of long-term debt             (4,950)       (6,202)
  Cash dividends to stockholder                                              (2,086)       (2,813)
                                                                           --------      --------
           Cash provided by financing activities                             29,838        44,851
                                                                           --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              6,455        (5,221)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                         9,354        12,387
                                                                           --------      --------

  End of period                                                            $ 15,809      $  7,166
                                                                           ========      ========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION AND OTHER MATTERS

         The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect independently managed and financed subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"); Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("NaChurs"); Plant Products Co. Ltd. ("Plant Products"); and EMV Kft. ("EMV"). TRI is a wholly owned subsidiary of TPR Investment Associates, Inc. Unless the context otherwise requires, as used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

         Substantially all of the Company's revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals and distributes its products internationally.

         Effective January 1, 2000, the Company implemented a new organizational structure comprised of three sectors: Specialty Plant Nutrients, Horticulture and Organic Chemicals; and grouped its operations into these three general categories. The Specialty Plant Nutrients Sector includes the agricultural and industrial lines of HCL (including HCSL) and Vicksburg and the irrigation products of HCL's subsidiary, Lego Irrigation, Ltd. ("Lego"). The Horticulture Sector includes NaChurs, Plant Products and two other wholly owned subsidiaries, VJ Growers Supply, Inc. ("VJ") and TRI Pro, Inc. The Organic Chemicals Sector includes Cedar's West Helena organic operations, EMV and Riceco, LLC, a joint venture 50% of the economic interest in which is owned by Cedar. Effective February 19, 1999, the Company acquired a majority interest in VJ, which markets specialty plant nutrients and other products for commercial horticulture. On March 9, 1999, as contemplated by the terms of the 1998 purchase of 42% of the outstanding Lego shares, a subsidiary of HCL purchased, pursuant to an option, an additional 35% equity interest in Lego. The remaining 23% equity interest in Lego publicly trades on the Tel Aviv (Israel) stock exchange. The acquisitions described herein have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these 1999 acquisitions was approximately $11.0 million and resulted in approximately $4.1 million in goodwill (generally being amortized over a 20-year period). On March 9, 2000, as contemplated by the terms of the 1999 purchase of VJ, all of the remaining outstanding shares of VJ were acquired.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), the Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August 1998, the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March 1999, amended and restated conditional agreements to settle the claims were executed by the parties. If the conditions of the settlement are satisfied, the Company's funding obligation would be an aggregate of approximately $32.4 million plus (i) $4.6 million, which amount equals the amount which one of the settling insurance companies shall have paid to the Company for reimbursement of defense costs (the "Defense Depletion Amount") and
(ii) interest payments at 6.25% per annum which commenced on April 1, 1999 on the not as yet escrowed portion of $17 million, as described below. The initial $10 million of the funding obligation was deposited in escrow on August 31, 1998 and an additional $5 million was deposited in escrow on March 31, 1999. In addition, on or about April 1, 1999 two settling insurance companies contributed an aggregate of $25 million, less the Defense Depletion Amount. If the settlement is finalized, the Company will assign to the plaintiffs its rights under another $26 million of insurance coverage. The Company is scheduled to escrow an additional $6.8 million on December 31, 2000, and $5.1 million on both June 30, 2001 and December 31, 2001. In 1998, the Company recorded a charge of approximately $36.2 million to cover the cost of the conditional settlement and the related legal expenses (included in the caption "Interest and other income (expense)-net", see the Company's December 31, 1998 Consolidated Statement of Operations in the Form 10-K). For further information regarding the Bogalusa Litigation and the conditional settlement relating thereto see Part I - Item 3 - "Legal Proceedings" in the Form 10-K.

         In the opinion of management, the unaudited consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

B.       INFORMATION CONCERNING BUSINESS SEGMENTS

         As a result of the adoption of a new organizational structure effective January 1, 2000, the Company has changed the reporting of its business segments. The new structure is comprised of three reportable segments: Specialty Plant Nutrients, Horticulture and Organic Chemicals. Financial data for periods reported prior to the adoption of the new organizational structure have been restated to conform to the presentation according to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information".

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

         Segment information for the three and six-month periods ended June 30, 2000 and 1999 was as follows:

                                      Three Month Period       Six Month Period
                                        Ended June 30,          Ended June 30,
                                       2000        1999        2000        1999
                                     --------    --------    --------    --------
                                                     (in millions)

Revenues
Specialty Plant Nutrients            $   93.6    $  103.0    $  188.8    $  197.8
Horticulture                             31.9        33.3        56.3        53.4
Organic Chemicals                        16.8        21.3        43.4        38.5
                                     --------    --------    --------    --------
Total segment revenues                  142.3       157.6       288.5       289.7
Intersegment revenues                    (7.2)       (6.6)      (15.2)      (11.0)
                                     --------    --------    --------    --------
Total revenues                       $  135.1    $  151.0    $  273.3    $  278.7
                                     ========    ========    ========    ========


Operating income (loss)
Specialty Plant Nutrients            $   (0.5)   $   13.1    $   (1.0)   $   24.0
Horticulture                              3.7         4.1         5.1         5.5
Organic Chemicals                         1.0         4.5         3.1         6.3
                                     --------    --------    --------    --------
Total segment operating income            4.2        21.7         7.2        35.8
Corporate items and eliminations         (2.4)       (1.8)       (5.3)       (3.1)
                                     --------    --------    --------    --------
Total operating income               $    1.8    $   19.9    $    1.9    $   32.7
                                     ========    ========    ========    ========

C.       STOCKHOLDER'S EQUITY

         The Company has received investment grants from the Government of Israel for certain capital investments made by HCL. The Company initially records investment grants received as a reduction of the capitalized asset, which are then amortized over the estimated useful life of the respective asset. From 1986 through June 30, 2000 the Company received cumulative gross investment grants of approximately $73.8 million. If the Company instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at June 30, 2000 would have been increased by approximately $51.5 million ($73.8 less accumulated depreciation of $22.3 million) as a result of these grants.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the three month period ended June 30, 2000 TRI had a net loss of $11.6 million compared with net income of $7.0 million in 1999. EBITDA (operating income plus depreciation and amortization) for 2000 was $8.3 million compared with $26.1 million in 1999. Net sales in the second quarter of 2000 were $135.1 million compared with $151.0 million in the comparable period of 1999.

         For the six month period ended June 30, 2000 TRI had a net loss of $22.8 million compared with net income of $7.9 million in 1999. EBITDA (operating income plus depreciation and amortization) for 2000 was $15.5 million compared with $45.2 million in 1999. Net sales in the first half of 2000 were $273.3 million compared with $278.7 million in 1999.

         TRI's second quarter 2000 results were adversely affected by a number of factors. First, the market for potassium nitrate, the flagship product of the Specialty Plant Nutrients Sector, is experiencing an excess supply situation resulting in lower sales volume and price deterioration. A similar situation exists with regard to phosphoric acid and its derivative products which are also produced in the Company's Specialty Plant Nutrients Sector. As a result of these market conditions, production has been curtailed during the first six months of 2000. The effect of lower production, prices and sales in the Specialty Sector are estimated to have negatively affected earnings in the second quarter of 2000 by approximately $10.5 million. Second, the exchange rate for the Euro continued to decline in the second quarter of 2000 negatively affecting earnings by approximately $4.0 million compared to the comparable period of last year. Third, rising energy prices resulted in higher production costs adversely affecting earnings by approximately $2.6 million in the 2000 quarter.

         In the Company's Organic Chemicals Sector weaker sales and a reduced level of contract manufacturing resulted in lower operating income of approximately $3.5 million in the second quarter of 2000 compared to the prior year. A weak farm economy in the midwest United States was principally responsible for lower sales and operating income in the Horticulture Sector.

         The Company initiated a Profit Improvement Program ("PIP") earlier this year with the objective of realizing expense reductions totaling $10 million during 2000. As of June 30, 2000 the Company had realized $7.3 million from its PIP and projects providing annual benefits exceeding $20 million had been identified.

         The three preceding paragraphs include forward-looking statements. See "Special Note Regarding Forward-Looking Statements" below.

         The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                       Percentage of Revenues
                                       --------------------------------------------------
                                       Three Month Period Ended    Six Month Period Ended
                                               June 30,                    June 30,
                                               --------                    --------
                                           2000        1999            2000        1999
                                           ----        ----            ----        ----
Revenues:
Specialty Plant Nutrients                  65.8%       61.9%           65.4%       60.6%
Horticulture                               22.4        24.0            19.5        25.6
Organic Chemicals                          11.8        14.1            15.1        13.8
                                          -----       -----           -----       -----
Total Revenues                            100.0%      100.0%          100.0%      100.0%

Costs and expenses:
Cost of goods sold                         84.3        75.6            84.7        76.6
Selling, general and administrative        14.4        11.2            14.6        11.7
                                          -----       -----           -----       -----

Operating income                            1.3        13.2             0.7        11.7

Interest expense                          (10.0)       (7.8)           (9.6)       (8.0)
Interest and other income - net             0.2         0.8             0.4         0.5
                                          -----       -----           -----       -----

Income (loss) before income taxes          (8.5)        6.2            (8.5)        4.2

Income tax provision (benefit)              0.1         1.5            (0.2)        1.4
                                          -----       -----           -----       -----

Net income (loss)                          (8.6)%       4.7%           (8.3)%       2.8%
                                          =====       =====           =====       =====

RESULTS OF OPERATIONS

         Three-month period ended June 30, 2000 compared with the three-month period ended June 30, 1999:

         Cost of goods sold as a percentage of revenues increased to 84.3% in 2000 compared with 75.6% in 1999. Gross profit was $21.2 million in 2000, or 15.7% of revenues, compared with $36.8 million or 24.4% of revenues in 1999, a decrease of $15.6 million. The primary factors resulting in the decreased gross profit in 2000 were lower comparable sales and margins achieved by the Specialty Plant Nutrients Sector primarily due to lower prices and volumes for potassium nitrate and phosphoric acid and derivative products, a decline in the exchange rate for the Euro, and the effect of the lower gross margins of Lego which was not consolidated in the prior year period. Gross profit in the Organic Chemical Sector decreased primarily due to a decline in revenues from contract manufacturing, which caused a reduction in the absorption of fixed costs. The Horticulture Sector also experienced a decline in gross profit principally due to lower sales volumes for certain of its products.

         Selling, general and administrative expense increased to $19.4 million in 2000 from $16.9 million in 1999, an increase of $2.5 million (14.4% of revenues in 2000 compared to 11.2% of revenues in 1999). This increase was principally in the newly acquired companies some of which were not consolidated in the prior year period.

         As a result of the matters described above, the Company's operating income decreased by $18.1 million to $1.8 million in the second quarter of 2000 compared with $19.9 million in the comparable period of 1999.

         Interest expense increased by $1.9 million to $13.6 million in the second quarter of 2000 compared with $11.7 million in 1999 primarily as a result of (i) certain increased borrowings during the latter part of 1999 relating to the Company's acquisition and capital expenditure programs (ii) additional borrowings during the first half of 2000 for working capital and (iii) marginally higher interest rates. Interest and other income (expense) - net decreased in 2000 by $0.9 million, principally as the result of reduced investment income.

         As a result of the above factors, income (loss) before income taxes, decreased by $20.8 million in 2000. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

Six-month period ended June 30, 2000 compared with the six-month period ended June 30, 1999:

         Revenues decreased by 2.0% to $273.3 million in 2000 from $278.7 million in 1999, a decrease of $5.4 million. The decrease resulted primarily from decreased sales volumes and prices for potassium nitrate in the Specialty Plant Nutrients Sector, offset in part by increased sales volumes in the Horticulture and Organic businesses.

         Cost of goods sold as a percentage of revenues increased to 84.7% in 2000 compared with 76.6% in 1999. Gross profit was $41.8 million in 2000, or 15.3% of revenues, compared with $65.3 million or 23.4% of revenues in 1999, a decrease of $23.5 million. The primary factors resulting in the decreased gross profit in 2000 were lower comparable sales and margins achieved by the Specialty Plant Nutrients Sector primarily due to lower sales volumes and prices for potassium nitrate and phosphoric acid and derivative products, a decline in the exchange rate for the Euro, and the effect of lower gross margins of Lego which was not consolidated in the prior year period. Gross profit in the Horticulture Sector increased principally due to higher sales volumes. Organic Chemicals' gross profit in the first six months of 2000 decreased from the prior year primarily due to a reduced demand for certain products and a decline in contract manufacturing, which caused a reduction in the absorption of fixed costs.

         Selling, general and administrative expense increased to $39.9 million in 2000 from $32.5 million in 1999, an increase of $7.4 million (14.6% of revenues in 2000 compared to 11.7% of revenues in 1999). This increase was principally due to the inclusion of acquisitions for the full 2000 period and one-time costs associated with the relocation of TRI's corporate office in New York City.

         As a result of the matters described above, the Company' operating income decreased by $30.8 million to $1.9 million in the first six months of 2000 compared with $32.7 million in the comparable period of 1999.

         Interest expense increased by $3.9 million to $26.2 million in 2000 compared with $22.3 million in 1999 primarily as a result of (i) certain increased borrowings during the latter part of 1999 relating to the Company's acquisition and capital expenditure programs (ii) additional borrowings during the first half of 2000 for working capital, and (iii) marginally higher interest rates. Interest and other income (expense) - net declined in 2000 by $0.3 million, principally due to a decrease in investment income.

         As a result of the above factors, income (loss) before income taxes, decreased by $35.0 million in 2000. The Company's provisions for income taxes are impacted by the mix between domestic and foreign earnings and vary from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at June 30, 2000 and December 31, 1999 was $119.2 million and $108.1 million, respectively.

         Operations for the six month periods ended June 30, 2000 and 1999, after adding back non-cash items, and changes in working capital, provided
(used) cash of approximately $(20.8) million and $13.1 million, respectively.

         Investment activities during the six month periods ended June 30, 2000 and 1999 used cash of approximately $2.6 million and $63.2 million, respectively. These amounts include: (i) additions to property in 2000 and 1999 of approximately $11.5 million (approximately $3.8 million related to the completion of the expansion program) and $47.0 million, respectively; (ii) purchases of marketable securities and other short-term investments of approximately none and $23.6 million, respectively; (iii) sales of marketable securities and other short-term investments of approximately $6.9 million and $21.2 million, respectively; and (iv) other items of approximately $2.1 million and ($13.7) million, respectively (including the purchase of the additional equity interest in Lego of approximately $10 million in 1999). The property additions in the prior year period relates primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in Israel and the construction of a plant at the Company's Vicksburg facility in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

         Financing activities during the six month periods ended June 30, 2000 and 1999 provided cash of approximately $29.8 million and $44.9 million, respectively. The 2000 amount relates primarily to working capital borrowings and the

1999 amount relates primarily to borrowings in connection with the Company's acquisition and capital expenditure programs.

         As of June 30, 2000, the Company had outstanding long-term debt (excluding current maturities) of $525.6 million. The Company's primary sources of liquidity have been cash flows generated from operations, credit lines and the proceeds from the sale of marketable securities and other investments.

INVESTMENT GRANTS

         The Company has received investment grants from the Government of Israel for certain capital investments made by HCL. The Company initially records these grants as a reduction of the capitalized asset which is then amortized over the estimated useful life of the respective asset. From 1986 through June 30, 2000, the Company received cumulative gross investment grants of approximately $73.8 million. If the Company had instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at June 30, 2000 would have been increased by approximately $51.5 million ($73.8 million less accumulated depreciation of $22.3 million) as a result of these grants.

         The following table details, on a proforma basis, the effect these grants would have had on stockholder's equity:

                                            June 30,    December 31,
                                              2000          1999
                                              ----          ----
                                                (in millions)
Stockholder's equity (deficit)              $ (72.8)      $ (60.2)
Effect of investment grants                    51.5          52.5
                                            -------       -------
Proforma stockholder's equity (deficit)     $ (21.3)      $  (7.7)
                                            =======       =======

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein (and in the Form 10-K) are forward-looking statements, including, but not limited to, statements concerning future revenues; expenses; capital requirements; access to lending sources and Israeli Government entitlements; inflation in Israel; outcomes of legal proceedings and statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Such forward-looking statements involve known and unknown risks, uncertainties and other factors ("Cautionary Factors") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Cautionary Factors include, among others, the following: political stability, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain the PIP and anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; agricultural trends; the supply and demand balance for potassium nitrate; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including, without limitation, satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see Part I - Item 3 - "Legal Proceedings" in the Form 10-K); and other factors referenced in this Form 10-Q (or in the Form 10-K).

         Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's 10 -3/4 % Senior Notes due 2008 and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's other indebtedness see Note G to Consolidated Financial Statements included in the Form 10-K. During the years ended December 31, 1999 and 1998, the Company incurred significant capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP (the "Plan"). The Company substantially completed the Plan during 1999. Ongoing maintenance capital expenditures are expected to be approximately $16 million per year.

         The Company's primary sources of liquidity are cash flows from operations, borrowings under the credit facilities of the Company and proceeds from the sale of marketable securities and other investments. As of June 30, 2000, the Company had approximately $27 million undrawn under existing credit facilities. Dividends and other distributions from the Company's subsidiaries may be, in part, a source of cash flow available to the Company. The Company believes that, based on current and anticipated financial performance, cash flow from operations, borrowings under existing or new credit facilities, dividends and other distributions which may be available from the Company's subsidiaries and proceeds from the sale of marketable securities and other investments should be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled principal and interest payments. However, the Company's capital requirements may change. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward-Looking Statements" above.

FOREIGN CURRENCIES

         Approximately $170 million of the Company's total sales for the year ended December 31, 1999 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, the Company's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company may from time to time hedge a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to SFAS No. 52, "Foreign Currency Translation" and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and accounted for in the subsequent year as part of sales. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. If the Company had not entered into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the six month periods ended June 30, 2000 and 1999, would have decreased by approximately $1.6 million and $5.5 million, respectively.

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

         On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. On January 1, 1999, the Euro began trading on currency exchanges and has been used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has been affected by the Euro conversion and has established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, the competitive impact of cross-border price transparency which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, recalculating currency risk and recalibrating derivatives and other financial instruments. The Company has not incurred and does not expect to incur any required system conversion costs that would be material.

INVESTMENT IN LASER/ESC

         On November 9, 1997, Laser Industries Limited ("Laser"), a publicly traded manufacturer of lasers for medical use in which the Company had an ownership interest accounted for by the equity method, and ESC Medical Systems Ltd. ("ESC"), signed a definitive agreement (the "Agreement") to combine the two companies through an exchange of shares. The transaction closed on February 23, 1998. ESC develops, manufactures, and markets medical devices utilizing both state-of-the-art lasers and proprietary intense pulsed light source technology for non-invasive treatment of varicose veins and other benign vascular lesions, as well as for hair removal, skin cancer, skin rejuvenation and other clinical applications. ESC shares are traded in the United States on the NASDAQ National Market System. The Company's investment in ESC is accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain was included in the caption "Interest and other income (expense) net" in the Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying June 30, 2000 and December 31, 1999 Consolidated Balance Sheets. As of June 30, 2000, the quoted market value of the ESC shares was $16.375 per share, resulting in the Company recording an unrealized loss of approximately $6.9 million. The unrealized loss relating to ESC is included in the caption "Unrealized losses on marketable securities" in the accompanying June 30, 2000 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate anything other than a temporary impairment of the Company's investment in ESC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included in Item 7A in the Company's Form 10-K. No material change has occurred as of June 30, 2000.

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




                                                TRANS-RESOURCES, INC.
                                               -----------------------
                                                    (Registrant)



                                                    WILLIAM DOWD
                                               -----------------------
                                                 Vice President and
                                               Chief Financial Officer



Date: August 14, 2000

                              TRANS-RESOURCES, INC.
                                INDEX TO EXHIBITS



 Exhibit      Description
 -------      -----------

   27         Financial Data Schedule.