Form 10-Q
period 2000-09-30
TRANS RESOURCES INC
filed 2000-11-17
CIK 810020

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[Mark One]

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Transition Period From ____ To ____

                         Commission File Number 33-11634

                              TRANS-RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                                         36-2729497
--------------------------------------------------------------                 ------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)



             375 Park Avenue, New York, New York                                               10152
           ----------------------------------------                                         ----------
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

                              YES X       NO

At November 14, 2000, there were outstanding 3,000 shares of common stock, par value of $.01 per share, all of which were owned by TPR Investment Associates, Inc., a privately-held Delaware corporation.

                              TRANS-RESOURCES, INC.

                                 FORM 10-Q INDEX

                               SEPTEMBER 30, 2000

                                                                                                            Page
PART I                                                                                                     Number
------                                                                                                     ------
Item 1.       Financial Statements:

                  Consolidated Statements of Operations.............................................          3

                  Consolidated Balance Sheets.......................................................          4

                  Consolidated Statements of Stockholder's Equity and Comprehensive Income (Loss)...          5

                  Consolidated Statements of Cash Flows.............................................          6

                  Notes to Unaudited Consolidated Financial Statements..............................          7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................         11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................         19

PART II

Item 6.       Exhibits and Reports on Form 8-K......................................................         20

Signatures    ......................................................................................         21

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Month Period                 Nine Month Period
                                                          Ended September 30,               Ended September 30,
                                                     ---------------------------         ---------------------------
                                                        2000             1999              2000              1999
                                                     ---------         ---------         ---------         ---------
                                                                                (000's)
REVENUES ....................................        $ 104,661         $ 111,365         $ 377,930         $ 390,097
COSTS AND EXPENSES:
    Cost of goods sold ......................           95,764            88,710           327,202           302,186
    Selling, general, and administrative ....           17,296            19,318            57,186            51,845
                                                     ---------         ---------         ---------         ---------

OPERATING INCOME (LOSS) .....................           (8,399)            3,337            (6,458)           36,066
    Interest expense ........................          (14,724)          (12,205)          (40,924)          (34,460)
    Interest and other income (expense) - net             (753)              144               273             1,431
                                                     ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES ...........          (23,876)           (8,724)          (47,109)            3,037
                                                     ---------         ---------         ---------         ---------
INCOME TAX PROVISION (BENEFIT):
    Current .................................             (536)              (21)              493             1,938
    Deferred ................................             (534)              249            (2,040)            2,185
                                                     ---------         ---------         ---------         ---------
        Total ...............................           (1,070)              228            (1,547)            4,123
                                                     ---------         ---------         ---------         ---------
NET LOSS ....................................        $ (22,806)        $  (8,952)        $ (45,562)        $  (1,086)
                                                     =========         =========         =========         =========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,         December 31,
                                                                        2000                  1999
                                                                      ---------             ---------
                                     ASSETS                          (Unaudited)
                                                                                   (000's)
CURRENT ASSETS:
  Cash and cash equivalents ..............................            $  22,667             $   9,354
  Accounts receivable ....................................              110,949               102,942
  Inventories:
    Finished goods .......................................               83,250                91,549
    Raw materials ........................................               25,245                29,515
  Other current assets ...................................               65,232                65,646
  Prepaid expenses .......................................               24,655                21,867
                                                                      ---------             ---------
      Total Current Assets ...............................              331,998               320,873

PROPERTY, PLANT AND EQUIPMENT, NET .......................              322,528               325,463
OTHER ASSETS .............................................               49,481                60,363
                                                                      ---------             ---------
        Total ............................................            $ 704,007             $ 706,699
                                                                      =========             =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ...................            $  21,398             $  11,288
  Short-term debt ........................................               56,318                58,331
  Accounts payable .......................................               79,680                84,321
  Accrued expenses and other current liabilities .........               52,992                58,821
                                                                      ---------             ---------
      Total Current Liabilities ..........................              210,388               212,761
                                                                      ---------             ---------

LONG-TERM DEBT - NET .....................................              521,232               496,016
                                                                      ---------             ---------

OTHER LIABILITIES ........................................               49,670                58,134
                                                                      ---------             ---------

STOCKHOLDER'S EQUITY:
  Preferred stock, $1.00 par value, 100,000 shares
    authorized, issued and outstanding ...................                7,960                 7,960
  Common stock, $.01 par value, 3,000 shares authorized,
    issued and outstanding ...............................                 --                    --
  Additional paid-in capital .............................               21,072                 8,682
  Accumulated deficit ....................................             (101,891)              (54,243)
  Cumulative translation adjustment ......................               (2,225)               (1,704)
  Unrealized losses on marketable securities .............               (2,199)              (20,907)
                                                                      ---------             ---------
      Total Stockholder's Equity (Deficit) ...............              (77,283)              (60,212)
                                                                      ---------             ---------
        Total ............................................            $ 704,007             $ 706,699
                                                                      =========             =========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                   Nine Month Period Ended September 30, 2000
                                   (Unaudited)

                                                                                            Unrealized
                                                  Additional                  Cumulative    Losses On
                        Preferred      Common       Paid-In     Accumulated   Translation   Marketable                 Comprehensive
                          Stock        Stock        Capital       Deficit     Adjustment    Securities      Total      Income (Loss)
                        ---------     ---------    ---------     ---------     ---------     ---------     ---------   ----------
                                                                    (000's)
BALANCE,
  January 1, 2000 ....  $   7,960     $    --      $   8,682     $ (54,243)    $  (1,704)    $ (20,907)    $ (60,212)
Net loss .............                                             (45,562)                                  (45,562)  $ (45,562)
Dividends paid:
  Common stock .......                                              (1,874)                                   (1,874)
  Preferred stock ....                                                (212)                                     (212)
Contributed capital ..                                12,390                                                  12,390
Net change during
  period .............                                                              (521)       18,708        18,187      18,187
                        ---------     ---------    ---------     ---------     ---------     ---------     ---------    ----------

BALANCE,
  September 30, 2000 .  $   7,960     $    --      $  21,072     $(101,891)    $  (2,225)    $  (2,199)    $ (77,283)    (27,375)
                        =========     =========    =========     =========     =========     =========     =========   ==========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Month Period
                                                                                     Ended September 30,
                                                                                 -----------------------------
                                                                                   2000                1999
                                                                                 --------             --------
                                                                                            (000's)
OPERATING ACTIVITIES AND WORKING CAPITAL
  MANAGEMENT:
  Operations:
    Net loss ........................................................            $(45,562)            $ (1,086)
    Items not requiring (providing) cash:
      Depreciation and amortization of property, plant and equipment
        and other assets ............................................              19,705               20,263
      Amortization of deferred financing cost and accretion of
        interest expense ............................................               9,468                8,174
      Deferred taxes and other - net ................................              (4,968)               2,447
  Working capital management:
    Accounts receivable .............................................              (8,007)              (8,462)
    Inventories .....................................................              12,569              (10,617)
    Prepaid expenses and other current assets .......................              (1,836)               1,107
    Accounts payable ................................................              (4,641)               3,837
    Accrued expenses and other current liabilities ..................              (5,829)              (8,388)
                                                                                 --------             --------
        Cash provided by (used in) operations and working
         capital management .........................................             (29,101)               7,275
                                                                                 --------             --------

INVESTMENT ACTIVITIES:
  Additions to property, plant and equipment - net ..................             (15,702)             (66,437)
  Purchases of marketable securities and other short-term
    investments .....................................................                --                (25,695)
  Sales of marketable securities and other short-term investments ...              12,840               21,497
  Other - net, including approximately $10 million relating to the
    purchase of an additional equity investment in Lego in 1999 .....              10,119              (13,685)
                                                                                 --------             --------
        Cash provided by (used in) investment activities ............               7,257              (84,320)
                                                                                 --------             --------

FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt - net ......................              (2,013)               3,165
  Increase in long-term debt ........................................              36,208               82,478
  Repurchases, payments and current maturities of long-term debt ....              (9,342)              (9,862)
  Cash contributed by TPR ...........................................              12,390                 --
  Cash dividends to stockholder .....................................              (2,086)              (3,245)
                                                                                 --------             --------
        Cash provided by financing activities .......................              35,157               72,536
                                                                                 --------             --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................              13,313               (4,509)

CASH AND CASH EQUIVALENTS:
  Beginning of period ...............................................               9,354               12,387
                                                                                 --------             --------
  End of period .....................................................            $ 22,667             $  7,878
                                                                                 ========             ========

           See notes to unaudited consolidated financial statements.

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.       BASIS OF PRESENTATION AND OTHER MATTERS

         The consolidated financial statements of Trans-Resources, Inc. ("TRI"), include TRI and its direct and indirect independently managed and financed subsidiaries, after elimination of intercompany accounts and transactions. TRI's principal subsidiaries are Haifa Chemicals Ltd. ("HCL") and HCL's wholly-owned subsidiary, Haifa Chemicals South, Ltd. ("HCSL"); Cedar Chemical Corporation ("Cedar"), and Cedar's wholly-owned subsidiary, Vicksburg Chemical Company ("Vicksburg"); Na-Churs Plant Food Company ("NaChurs"); Plant Products Co. Ltd. ("Plant Products"); and EMV Kft. ("EMV"). TRI is a wholly owned subsidiary of TPR Investment Associates, Inc. ("TPR"). Unless the context otherwise requires, as used herein, the term "the Company" means TRI together with its direct and indirect subsidiaries. Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

         Substantially all of the Company's revenues, operating profits and identifiable assets are related to the chemical industry. The Company is a global developer, producer and marketer of specialty plant nutrients and specialty industrial and agricultural chemicals and distributes its products internationally.

         Effective January 1, 2000, the Company implemented a new organizational structure comprised of three sectors: Specialty Plant Nutrients, Horticulture and Organic Chemicals, and grouped its operations into these three general categories. The Specialty Plant Nutrients Sector includes the agricultural and industrial lines of HCL (including HCSL) and Vicksburg and the irrigation products of HCL's subsidiary, Lego Irrigation, Ltd. ("Lego"). The Horticulture Sector includes NaChurs, Plant Products and two other wholly owned subsidiaries, V-J Growers Supply, Inc. ("VJ") and TRI-Pro, Inc. The Organic Chemicals Sector includes Cedar's West Helena organic operations, EMV and Riceco, LLC, a joint venture 50% of the economic interest in which is owned by Cedar. Effective February 19, 1999, the Company acquired a majority interest in VJ, which markets specialty plant nutrients and other products for commercial horticulture. On March 9, 1999, as contemplated by the terms of the 1998 purchase of 42% of the outstanding Lego shares, a subsidiary of HCL purchased, pursuant to an option, an additional 35% equity interest in Lego. The remaining 23% equity interest in Lego publicly trades on the Tel Aviv (Israel) stock exchange. The acquisitions described herein have been accounted for using the purchase method of accounting. The aggregate purchase price paid for these 1999 acquisitions was approximately $11.0 million and resulted in approximately $4.1 million in goodwill (generally being amortized over a 20-year period). On March 9,

2000, as contemplated by the terms of the 1999 purchase of VJ, all of the remaining outstanding shares of VJ were acquired.

         As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"), the Company is a party to litigation arising out of an October 23, 1995 release of nitrogen tetroxide at a Bogalusa, Louisiana plant of a customer of Vicksburg. The nitrogen tetroxide had been produced and sold by Vicksburg. The plaintiffs in these suits seek unspecified damages arising out of the alleged exposure to toxic fumes. The Louisiana class action and the Mississippi suits (collectively referred to herein as the "Bogalusa Litigation") named a number of other defendants, in addition to TRI and certain of its subsidiaries. During August 1998, the Company entered into conditional agreements to settle the claims in the Bogalusa Litigation. During March 1999, amended and restated conditional agreements to settle the claims were executed by the parties. If the conditions of the settlement are satisfied, the Company's funding obligation would be an aggregate of approximately $32.4 million plus (i) $4.6 million, which amount equals the amount which one of the settling insurance companies shall have paid to the Company for reimbursement of defense costs (the "Defense Depletion Amount") and
(ii) interest payments at 6.25% per annum which commenced on April 1, 1999 on the not as yet escrowed portion of $17 million, as described below. The initial $10 million of the funding obligation was deposited in escrow on August 31, 1998 and an additional $5 million was deposited in escrow on March 31, 1999. In addition, on or about April 1, 1999 two settling insurance companies contributed an aggregate of $25 million, less the Defense Depletion Amount. If the settlement is finalized, the Company will assign to the plaintiffs its rights under another $26 million of insurance coverage. Pursuant to the conditional agreements, the Company is required to escrow an additional $6.8 million on December 31, 2000, and $5.1 million on both June 30, 2001 and December 31, 2001. In 1998, the Company recorded a charge of approximately $36.2 million to cover the cost of the conditional settlement and the related legal expenses (included in the caption "Interest and other income (expense)-net"; see the Company's December 31, 1998 Consolidated Statement of Operations in the Form 10-K). Pursuant to the terms of the amended and restated conditional agreements, the Company was required to make an interest payment of approximately $.3 million on September 30, 2000. The Company has deferred such interest payment and has commenced discussions with representatives of the plaintiffs to seek deferral of amounts due under the conditional agreements. For further information regarding the Bogalusa Litigation and the conditional settlement relating thereto see Part I - Item 3 - "Legal Proceedings" in the Form 10-K.

         In the opinion of management, the unaudited consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999, include all adjustments, which comprise only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or the full fiscal year. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K.

         Pursuant to a financing transaction concluded in August, the Company received $21,375,000 from TPR for working capital. As part of the transaction, TPR provided a lender a junior security interest in the Company's common stock, and a subsidiary of the Company gave the lender a security interest in 1,962,847 shares of ESC Medical Systems, Ltd. ("ESC") common stock.

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

         Segment information for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                                            Three Month Period                    Nine Month Period
                                                            Ended September 30,                   Ended September 30,
                                                         -------------------------             -------------------------
                                                          2000               1999               2000               1999
                                                         ------             ------             ------             ------
                                                                                  (In millions)
Revenues
    Specialty Plant Nutrients ...............            $ 83.9             $ 88.7             $272.7             $286.5
    Horticulture ............................              15.7               17.9               72.0               71.3
    Organic Chemicals .......................              12.3               11.3               55.7               49.8
                                                         ------             ------             ------             ------
      Total segment revenues ................             111.9              117.9              400.4              407.6
    Intersegment revenues ...................              (7.2)              (6.5)             (22.5)             (17.5)
                                                         ------             ------             ------             ------
           Total revenues ...................            $104.7             $111.4             $377.9             $390.1
                                                         ======             ======             ======             ======

Operating income (loss)
    Specialty Plant Nutrients ...............            $ (3.6)            $  5.1             $ (4.6)            $ 29.1
    Horticulture ............................              (1.9)               (.8)               3.2                4.7
    Organic Chemicals .......................              (1.1)               1.2                2.0                7.6
                                                         ------             ------             ------             ------
      Total segment operating income (loss) .              (6.6)               5.5                0.6               41.4
    Corporate items and eliminations ........              (1.8)              (2.2)              (7.1)              (5.3)
                                                         ------             ------             ------             ------
           Total operating income (loss) ....            $ (8.4)            $  3.3             $ (6.5)            $ 36.1
                                                         ======             ======             ======             ======

C.       STOCKHOLDER'S EQUITY

         The Company has received investment grants from the Government of Israel for certain capital investments made by HCL. The Company initially records investment grants received as a reduction of the capitalized assets, which are then amortized over the estimated useful life of the respective assets. From 1986 through September 30, 2000, the Company received cumulative gross investment grants of approximately $73.8 million. If the Company instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at September 30, 2000 would have been increased by approximately $50.3 million ($73.8 million less accumulated depreciation of $23.5 million) as a result of these grants.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the three month period ended September 30, 2000, TRI had a net loss of $22.8 million compared with a net loss of $9.0 million in 1999. EBITDA (operating income plus depreciation and amortization) for 2000 was $(2.2) million compared with $11.1 million in 1999. Net sales in the third quarter of 2000 were $104.7 million compared with $111.4 million in 1999.

         For the nine month period ended September 30, 2000, TRI had a net loss of $45.6 million compared with a net loss of $1.1 million in 1999. EBITDA for 2000 was $13.2 million compared with $56.3 million in 1999. Net sales in the first nine months of 2000 were $377.9 million compared with $390.1 million in 1999.

         All three of the Company's business sectors experienced declines in operating income in the third quarter of 2000. In the Specialty Plant Nutrients Sector, competition in the potassium nitrate market resulted in lower sales prices ($2.1 million). The business was also adversely affected by the continuing decline in the exchange rate of the Euro against the U.S. dollar ($4.0 million). About one-third of the Company's revenues are denominated in Euros. Higher energy prices also had a negative impact ($1.2 million) on reported results. The Company's Organics sector experienced reduced operating income ($2.3 million) principally due to a shortage of contract manufacturing projects which normally cover a significant portion of the sector's fixed costs and reduced demand for certain products. The Horticulture Sector experienced lower operating income ($1.1 million) primarily due to the weak domestic agricultural economy.

         The Company initiated a Profit Improvement Program ("PIP") earlier this year with the objective of realizing expense reductions totaling $10 million during 2000. As of September 30, 2000, the Company estimates that it has realized $12.3 million from its PIP and has identified projects which are expected to provide future annual benefits in excess of $20 million.

         The preceding paragraph includes forward-looking statements. See "Special Note Regarding Forward-Looking Statements" below.

         The following table sets forth, as a percentage of revenues, certain items appearing in the unaudited consolidated financial statements of the Company.

                                                                          Percentage of Revenues
                                                       --------------------------------------------------------------
                                                         Three Month Period                    Nine Month Period
                                                         Ended September 30,                   Ended September 30,
                                                       ------------------------              ------------------------
                                                       2000               1999               2000               1999
                                                       -----              -----              -----              -----
Revenues
    Specialty Plant Nutrients .............             75.0%              75.2%              68.1%              70.3%
    Horticulture ..........................             14.0               15.2               18.0               17.5
    Organic Chemicals .....................             11.0                9.6               13.9               12.2
                                                       -----              -----              -----              -----
        Total Revenues ....................            100.0%             100.0%             100.0%             100.0%
Costs and expenses:
    Cost of goods sold ....................             91.5               79.7               86.6               77.5
    Selling, general and administrative ...             16.5               17.3               15.1               13.3
                                                       -----              -----              -----              -----
Operating income (loss) ...................             (8.0)               3.0               (1.7)               9.2

    Interest expense ......................            (14.1)             (11.0)             (10.8)              (8.8)
    Interest and other income (expense)-net             (0.7)               0.2                0.1                0.4
                                                       -----              -----              -----              -----

Income (loss) before income taxes .........            (22.8)              (7.8)             (12.4)               0.8
Income tax provision (benefit) ............             (1.0)               0.2               (0.4)               1.1
                                                       -----              -----              -----              -----
Net loss ..................................            (21.8)%             (8.0)%            (12.0)%             (0.3)%
                                                       =====              =====              =====              =====

RESULTS OF OPERATIONS

     Three-month period ended September 30, 2000 compared with the three-month period ended September 30, 1999:

         Cost of goods sold as a percentage of revenues increased to 91.5% in 2000 compared with 79.7% in 1999. Gross profit was $8.9 million in 2000, or 8.5% of revenues, compared with $22.7 million or 20.3% of revenues in 1999, a decrease of $13.8 million. The primary factors resulting in the decreased gross profit in 2000 were lower comparable sales and margins achieved by the Specialty Plant Nutrients Sector primarily due to lower prices for potassium nitrate and phosphoric acid and derivative products and a decline in the exchange rate for the Euro. Gross profit in the Organic Chemicals Sector decreased primarily due to a decline in revenues from contract manufacturing, which caused a reduction in the absorption of fixed costs. The Horticulture Sector also experienced a decline in gross profit principally due to lower sales volumes for certain of its products.

         Selling, general and administrative expenses decreased to $17.3 million in 2000 from $19.3 million in 1999, a decrease of $2.0 million (16.5% of revenues in 2000 compared to 17.3% of revenues in 1999). This decrease was principally due to the initial inclusion of an acquisition in the third quarter of the prior year.

         As a result of the matters described above, the Company's operating income decreased by $11.7 million to $(8.4) million in the third quarter of 2000 compared with $3.3 million in the comparable period of 1999.

         Interest expense increased by $2.5 million to $14.7 million in the third quarter of 2000 compared with $12.2 million in 1999, primarily as a result of (i) certain increased borrowings during the latter part of 1999 relating to the Company's acquisition and capital expenditure programs, (ii) additional borrowings in 2000 for working capital and (iii) marginally higher interest rates. Interest and other income (expense) - net decreased in 2000 by $0.9 million, principally as the result of reduced investment income.

         As a result of the above factors, income (loss) before income taxes decreased by $15.2 million in 2000. The Company's provision for income taxes is impacted by the mix between domestic and foreign earnings and varies from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

     Nine-month period ended September 30, 2000 compared with the nine-month period ended September 30, 1999:

         Revenues decreased by 3.1% to $377.9 million in 2000 from $390.1 million in 1999, a decrease of $12.2 million. The decrease resulted primarily from decreased sales volumes and prices for potassium nitrate in the Specialty Plant Nutrient Sector, offset in part from increased sales volumes in the Horticulture and Organic businesses.

         Cost of goods sold as a percentage of revenues increased to 86.6% in 2000 compared with 77.5% in 1999. Gross profit was $50.7 million in 2000, or 13.4% of revenues, compared with $87.9 million or 22.5% of revenues in 1999, a decrease of $37.2 million. The primary factors resulting in the decreased gross profit in 2000 were lower comparable sales and margins achieved by the Specialty Plant Nutrients Sector primarily due to lower sales volumes and prices for potassium nitrate and phosphoric acid and derivative products and a decline in the exchange rate for the Euro. Gross profit in the Horticulture Sector decreased principally due to lower margins on slightly higher sales volumes. Organic Chemicals' gross profit in the first nine months of 2000 decreased from the prior year primarily due to a reduced demand for certain products and a decline in contract manufacturing, which caused a reduction in the absorption of fixed costs.

         Selling, general and administrative expenses increased to $57.2 million in 2000 from $51.8 million in 1999, an increase of $5.4 million (15.1% of revenues in 2000 compared to 13.3% of revenues in 1999). This increase was principally due to the inclusion of acquisitions for the full 2000 period and one-time costs associated with the relocation of TRI's corporate office in New York City.

         As a result of the matters described above, the Company's operating income decreased by $42.6 million to $(6.5) million in the first nine months of 2000 compared with $36.1 million in the comparable period of 1999.

         Interest expense increased by $6.4 million to $40.9 million in 2000 compared with $34.5 million in 1999 primarily as a result of (i) certain increased borrowings during the latter part of 1999 relating to the Company's acquisition and capital expenditure programs, (ii) additional borrowings in 2000 for working capital, and (iii) marginally higher interest rates. Interest and other income (expense) - net declined in 2000 by $1.2 million, principally due to a decrease in investment income.

         As a result of the above factors, income (loss) before income taxes, decreased by $50.1 million in 2000. The Company's provision for income taxes is impacted by the mix between domestic and foreign earnings and varies from the U.S. Federal statutory rate principally due to the impact of foreign operations and certain items which are not taxable.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated working capital at September 30, 2000 and December 31, 1999 was $121.6 million and $108.1 million, respectively.

         Operations for the nine month periods ended September 30, 2000 and 1999, after adding back non-cash items, and changes in working capital, provided
(used) cash of approximately $(29.1) million and $7.3 million, respectively.

         Investment activities during the nine month periods ended September 30, 2000 and 1999 provided (used) cash of approximately $7.3 million and $(84.3) million, respectively. These amounts include: (i) additions to property in 2000 and 1999 of approximately $15.7 million (approximately $3.8 million related to the completion of the expansion program) and $66.4 million, respectively; (ii) purchases of marketable securities and other short-term investments of approximately none and $25.7 million, respectively; (iii) sales of marketable securities and other short-term investments of approximately $12.8 million and $21.5 million, respectively; and (iv) other items of approximately $10.1 million and $(13.7) million, respectively (including the purchase of the additional equity interest in Lego of approximately $10 million in 1999). The property additions in the prior year period relates primarily to the Company's expansion of its potassium nitrate and food grade phosphates capacity in Israel and the construction of a plant at the Company's Vicksburg facility in the United States to produce monoammonium phosphate ("MAP") and monopotassium phosphate ("MKP").

         Financing activities during the nine month periods ended September 30, 2000 and 1999 provided cash of approximately $35.2 million and $72.5 million, respectively. The 2000 amount related primarily to working capital borrowings and funds received from TPR (see Note A, above) and the 1999 amount relates primarily to borrowings in connection with the Company's acquisition and capital expenditure programs.

         As of September 30, 2000, the Company had outstanding long-term debt (excluding current maturities) of $521.2 million. The Company's primary sources of liquidity have been cash flows generated from operations, credit lines, contributed capital from TPR and the proceeds from the sale of marketable securities and other investments.

INVESTMENT GRANTS

         The Company has received investment grants from the Government of Israel for certain capital investments made by HCL. The Company initially records these grants as a reduction of the capitalized assets which is then amortized over the estimated useful life of the respective assets. From 1986 through September 30, 2000, the Company received cumulative gross investment grants of approximately $73.8 million. If the Company had instead recorded the capitalized assets at their cost, the Company's Stockholder's Equity at September 30, 2000 would have been increased by approximately $50.3 million ($73.8 million less accumulated depreciation of $23.5 million) as a result of these grants.

         The following table details, on a proforma basis, the effect these grants would have had on stockholder's equity:

                                             September 30,      December 31,
                                                 2000               1999
                                               --------          --------
                                                      (In millions)
Stockholder's equity (deficit)...........      $  (77.3)         $  (60.2)
Effect of investment grants..............          50.3              52.5
                                               --------          --------
Proforma stockholder's equity (deficit)..      $  (27.0)         $   (7.7)
                                               =========         ========

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q (and in the Form 10-K) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included herein (and in the Form 10-K) are forward-looking statements, including, but not limited to, statements concerning future revenues; expenses; capital requirements; access to lending sources and Israeli Government entitlements; inflation in Israel; outcomes of legal proceedings and statements identified or qualified by words such as "likely," "will," "suggests," "may," "would," "could," "should," "expects," "anticipates," "estimates," "plans," "projects," "believes," or similar expressions (and variants of such words or expressions). Such forward-looking statements involve known and unknown risks, uncertainties and other factors ("Cautionary Factors") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Cautionary Factors include, among others, the following: political stability, civil unrest, inflation and currency rates in those foreign countries (including, without limitation, Israel) in which the Company generates a significant portion of its production, sales and earnings; current or future environmental developments or government regulations which would require the Company to make substantial expenditures, and changes in, or the failure of the Company to comply with, such government regulations; the potentially hazardous nature of certain of the Company's products; the ability to achieve and sustain anticipated labor cost reductions at HCL; the Company's ability to continue to service and refinance its debt; new plant start-up costs; competition; changes in business strategy or expansion plans; agricultural trends; raw material costs and availability; the final outcome of the legal proceedings to which the Company is a party and the conditional settlement of the Bogalusa Litigation, including, without limitation, satisfaction by the parties of the terms and numerous conditions of such conditional settlement (see Part I - Item 3 - "Legal Proceedings" in the Form 10-K); and other factors referenced in this Form 10-Q (or in the Form 10-K).

         Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

FORWARD-LOOKING LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's 10-3/4% Senior Notes due 2008 and interest and principal repayments under other indebtedness represent significant obligations of the Company and its subsidiaries. For a description of the amortization required on the Company's indebtedness see Note G to Consolidated Financial Statements included in the Form 10-K. During the years ended December 31, 1999 and 1998, the Company incurred significant capital expenditures pursuant to its plan to increase capacity for potassium nitrate, food grade phosphates and the construction of a plant to manufacture MAP and MKP (the "Plan"). The Company completed the Plan during 1999. Ongoing maintenance capital expenditures are expected to be approximately $16 million per year.

         The Company's primary sources of liquidity are cash flows from operations, borrowings under the credit facilities of the Company, proceeds from the sale of marketable securities and other investments and advances from TPR. As of September 30, 2000, the Company had approximately $29 million undrawn under existing credit facilities. Dividends and other distributions from the Company's subsidiaries are, in part, a source of cash flow which may be available to the Company. Losses incurred by the Company in recent periods will make securing additional financing difficult. As a result, the Company is evaluating other options which may include the sale of assets unrelated to its core businesses. However, if economic conditions affecting the Company's operations were not to improve, additional actions, which may affect the Company's capital structure, may be required. The ability of the Company to satisfy its capital requirements and to repay or refinance its indebtedness will be dependent upon the future financial performance of the Company, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. See "Special Note Regarding Forward-Looking Statements" above.

FOREIGN CURRENCIES

         Approximately $170 million of the Company's total sales for the year ended December 31, 1999 were made outside of Israel in currencies other than the U.S. dollar (principally in Western European currencies). Accordingly, to the extent that the U.S. dollar weakens or strengthens versus the applicable corresponding foreign currency, the Company's results are favorably or unfavorably affected. In order to mitigate the impact of currency fluctuations against the U.S. dollar, the Company may from time to time hedge a portion of its foreign sales denominated in Western European currencies by entering into forward exchange contracts. A portion of these contracts qualify as hedges pursuant to SFAS No. 52, "Foreign Currency Translation" and, accordingly, applicable unrealized gains and losses arising therefrom are deferred and may be accounted for in the subsequent year. Unrealized gains and losses for the remainder of the forward exchange contracts are recognized in operations currently. If the Company had not entered into forward exchange contracts in order to hedge its foreign sales, and instead recognized income based on the then prevailing foreign currency rates, the Company's income before income taxes for the nine month periods ended September 30, 2000 and 1999, would have decreased by approximately $4.0 million and $5.3 million, respectively.

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

         On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. On January 1, 1999, the Euro began trading on currency exchanges and has been used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January

2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has been affected by the Euro conversion and has established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, the competitive impact of cross-border price transparency which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, recalculating currency risk and recalibrating derivatives and other financial instruments. The Company has not incurred and does not expect any required system conversion costs that would be material.

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

         As of December 31, 1997, the Company carried its investment in the Laser shares at approximately $9.1 million. Based on the quoted market value of the ESC shares ($35.00 per share), as of February 20, 1998, the last day of trading before the combination, the Company recognized a pre-tax gain of approximately $22.9 million during the first quarter of 1998, which gain was included in the caption "Interest and other income (expense) - net" in the Consolidated Statement of Operations. Subsequent to the exchange of shares, the Company carries its investment in the ESC shares in "Other current assets" in the accompanying September 30, 2000 and December 31, 1999 Consolidated Balance Sheets. As of September 30, 2000, the quoted market value of the ESC shares was $18.75 per share, resulting in the Company recording an unrealized loss of approximately $2.2 million. The unrealized loss relating to ESC is included in the caption "Unrealized losses on marketable securities" in the accompanying September 30, 2000 Consolidated Balance Sheet. With respect to the Company's investment in ESC, Management of the Company is not aware of any events that have occurred regarding ESC that would indicate anything other than a temporary impairment of the Company's investment in ESC.

         In August, the Company granted a bank a security interest in substantially all of the ESC shares held by the Company as security for a loan to TPR (see Note A, above).

ENVIRONMENTAL MATTERS

         See Part I - Item 1 - "Business" - "Environmental Matters" and Note P to Consolidated Financial Statements included in the Company's Form 10-K for information regarding environmental matters relating to the Company's various facilities.

OTHER MATTERS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Depending on the intended use of the derivative, changes in derivative fair values may be charged to operations unless the derivative qualifies as a hedge under SFAS 133 requirements. SFAS 133, as amended by SFAS 137, is effective for all quarters of fiscal years beginning after September 15, 2000 (January 1, 2001 for the Company). The Company is evaluating the impact, if any, of SFAS 133 on its consolidated financial statements.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is included in Item 7A in the Company's Form 10-K. No material change has occurred as of September 30, 2000.

                                     PART II

                                OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

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



                                                   TRANS-RESOURCES, INC.
                                                        (Registrant)




                                                        WILLIAM DOWD
                                                     Vice President and
                                                  Chief Financial Officer




Date:  November 16, 2000

                     TRANS-RESOURCES, INC. AND SUBSIDIARIES

                                INDEX OF EXHIBITS


   Exhibit    Description
   -------    -----------

     27       Financial Data Schedule.